Form 10-Q
period 1995-03-31
CENTERCORE INC
filed 1995-07-06
CIK 826330

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   March 31, 1995   Commission File Number 000-17577




                          CENTERCORE, INC.
- ------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                    22-2537194
- ------------------------------------------------------------------------
(state or other jurisdiction of                  (I.R.S.Employer
incorporation or organization)                   Identification Number)

110 Summit Drive - Suite 200, Exton, PA                     19341
- ------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (610) 524-1905


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                        No
                -------                        ---------

Number of shares outstanding as of                    June 22, 1995

Common Stock                                          10,437,326


                        CENTERCORE, INC.
                  QUARTERLY REPORT FORM 10-Q

                             INDEX

                 PART I - FINANCIAL INFORMATION
                                                                    Page

Item 1 - Financial Statements:

   Consolidated Balance Sheets -
   March 31, 1995 (unaudited) and December 31, 1994                    3

   Consolidated Statements of Operations -
   Three Months Ended March 31, 1995 and 1994 (unaudited)              5

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1995 and 1994 (unaudited)              6

   Note to Consolidated Financial Statements                           7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8

Item 3 - Defaults Upon Senior Securities                              12


PART II - OTHER INFORMATION


Item 6 - Exhibits                                                     12

Signatures                                                            13




                                                            PART I
                                                       CENTERCORE, INC.
                                                  Consolidated Balance Sheets

                                                                                           March 31,        December 31,
                                                                                             1995               1994
                                                                                          -----------        -----------
                                                                                          (unaudited)
Assets

Current assets
   Cash                                                                                   $   358,100        $   583,600
   Receivables, less allowances ($2,786,900 --1995; $2,865,100 --1994)                      4,349,500          5,024,900
   Costs and estimated earnings in excess of billings on uncompleted contracts                362,300            292,500
   Inventories                                                                                827,400            625,700
   Income taxes receivable                                                                  1,399,500          1,357,900
   Other current assets                                                                       479,500            231,300
                                                                                          -----------        -----------
   Total current assets                                                                     7,776,300          8,115,900

Net assets of discontinued operations                                                       5,791,400          7,157,300

Plant and equipment
   Leasehold improvements                                                                     155,400            155,400
   Machinery and equipment                                                                    847,400            816,900
                                                                                          -----------        -----------
                                                                                            1,002,800            972,300

   Less accumulated depreciation and amortization                                            (455,100)          (385,400)
                                                                                          -----------        -----------
   Net plant and equipment                                                                    547,700            586,900


Other assets
   Excess of cost over net assets of businesses acquired                                      188,500            192,300
   Other                                                                                      630,000            638,300
                                                                                          -----------        -----------
   Total other assets                                                                         818,500            830,600
                                                                                          -----------        -----------
                                                                                          $14,933,900        $16,690,700
                                                                                          ===========        ===========


Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                                     $   5,232,000      $   5,885,500
   Accrued expenses                                                                         3,288,500          3,793,500
   Billings in excess of costs and estimated earnings on uncompleted contracts              1,180,500          1,419,800
   Current debt                                                                             8,442,100          8,396,100
                                                                                          -----------        -----------
   Total current liabilities                                                               18,143,100         19,494,900


Other liabilities                                                                             120,200            121,300


Redeemable convertible preferred stock                                                      1,500,000          1,500,000

Stockholders' deficit
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
       Issued - 10,767,326 shares                                                             107,700            107,700
   Additional paid-in capital                                                               7,923,400          7,923,400
   Accumulated deficit                                                                    (12,440,000)       (12,036,100)
   Treasury stock at cost - 330,000 shares                                                   (420,500)          (420,500)
                                                                                          -----------        -----------
   Total stockholders' deficit                                                             (4,829,400)        (4,425,500)
                                                                                          -----------        -----------
                                                                                          $14,933,900        $16,690,700
                                                                                          ===========        ===========
See note to consolidated financial statements



                                           CENTERCORE, INC.
                                 Consolidated Statements of Operations
                                              (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                               1995                   1994
                                                                           -----------            -----------
Net sales                                                                  $ 4,187,800            $10,859,900
Cost of goods sold                                                           3,322,500              9,165,700
                                                                           -----------            -----------
   Gross profit                                                                865,300              1,694,200

Expenses
   Sales and marketing                                                         518,300                898,900
   General and administrative                                                  579,400                935,800
   Interest                                                                    171,500                 96,100
                                                                           -----------            -----------
                                                                             1,269,200              1,930,800
                                                                           -----------            -----------

Loss from continuing operations before income taxes                           (403,900)              (236,600)
Benefit of income taxes                                                                              (238,100)
                                                                           -----------            -----------
(Loss) earnings from continuing operations                                    (403,900)                 1,500

Loss from discontinued operations                                                                    (509,000)
                                                                           -----------            -----------
Net loss                                                                   $  (403,900)           $  (507,500)
                                                                           ===========            ===========

Loss per share
   Continuing operations                                                         $(.04)                  $.00
   Discontinued operations                                                                               (.05)
                                                                           -----------            -----------
   Net loss per share                                                            $(.04)                 $(.05)
                                                                           ===========            ===========
Weighted average shares outstanding                                         10,437,000             10,437,000

See note to consolidated financial statements



                                                 CENTERCORE, INC.
                                      Consolidated Statements of Cash Flows
                                                  (unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1995               1994
                                                                                   ----------         -----------
Operations
   Net Loss                                                                        $ (403,900)        $  (507,500)
   Loss from discontinued operations                                                                      509,000


   Adjustments to reconcile net (loss) to cash from operations
      Depreciation and amortization                                                    81,600             107,100
      Decrease in deferred taxes                                                                             (100)
      Cash from discontinued operations                                             1,366,100             384,700

      Cash provided by (used in) changes in working capital items
         Receivables                                                                  675,400             566,400
         Inventories                                                                 (201,700)             62,000
         Contracts in progress                                                       (309,100)         (1,080,500)
         Other current assets                                                        (248,200)           (111,700)
         Accounts payable                                                            (653,500)           (284,200)
         Accrued expenses                                                            (505,000)           (458,100)
         Taxes on Income                                                              (41,600)           (605,900)
                                                                                   ----------         -----------
Cash (used in) operations                                                            (239,900)         (1,418,800)

Financing Activities
   Borrowings of debt                                                                  44,900           1,762,100
                                                                                   ----------         -----------
Cash provided by financing activities                                                  44,900           1,762,100

Investing Activities
   Expenditures for plant and equipment                                               (30,500)            (37,000)
   Other, net                                                                                             (72,300)
                                                                                   ----------         -----------
Cash (used in) investing activities                                                   (30,500)           (109,300)
                                                                                   ----------         -----------
Increase (decrease) in cash                                                          (225,500)            234,000
Cash beginning of period                                                              583,600             376,900
                                                                                   ----------         -----------
Cash end of period                                                                 $  358,100         $   610,900
                                                                                   ==========         ===========
See note to consolidated financial statements



                       CENTERCORE, INC.
              Note to Consolidated Financial Statements
                        March 31, 1995

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1994 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Overview
   In 1995 the Company decided to significantly downsize the Maris Equipment Company ("Maris") business by concentrating on the low voltage security and fire alarm business and selected smart highway applications. The majority of net sales in the first quarter of 1994 represented bonded correctional facility and airport projects that the Company has not pursued in 1995.

   Due to declining furniture sales, particularly to the federal government, the Company has decided to dispose of the furnishings segment. The Company has agreed to sell the assets of the domestic furnishings segment including Corel for cash and notes receivable. The Company will apply the sale proceeds to pay down its bank debt which is expected to close in July 1995. The UK furnishings business will be sold to local management in return for notes receivable. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Due to these plans, the furnishings segment has been presented as a discontinued operation.

   Continuing operations reflect the results of the on-going businesses of Maris and Airo Clean. Due to the disposition of the furnishings segment and the change in the focus of the business, comparisons from year to year are not necessarily meaningful.

Review of continuing operations for the first quarter of 1995

   Net sales for the quarter ended March 31, 1995 were $4.2 million compared to $10.9 million for the comparable period in 1994. The
Company reported a net loss of $403,900 or $.04 per share, compared to a net loss of $507,500 in the same period in 1994. From continuing operations the first quarter of 1995 loss was $403,900 compared to essentially break-even for the comparable period in 1994.

   First quarter 1995 Maris sales were $2.9 million compared to $9.6 million in 1994. Sales in 1994 included $7.1 million in bonded correctional facility and airport projects which were turned over to the bonding companies for completion. Maris gross margins as a percentage of sales increased to 18.9% in the first quarter of 1995 from 15.4% in the same period in 1994.

   First quarter 1995 and 1994 Airo Clean sales were $1.3 million. Airo Clean gross margins as a percentage of sales increased to 24.4% in the first quarter of 1995 from 17.1% in the same period in 1994.

   Sales and marketing expenses decreased in the first quarter of 1995 by $380,600 compared to 1994 due cost reductions implemented at Maris and Airo Clean. Sales efforts at Maris are being concentrated in expanding the electronic security systems business, which typically has had higher gross margins than the correctional facility and airport hardware construction business. Marketing efforts at Airo Clean have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. First quarter 1995 general and administrative expenses decreased $356,400 compared to 1994 due cost reductions implemented at Maris and Airo Clean. The Company continues to closely monitor and control costs and recognizes that a significantly downsized business in 1995 is necessary for survival. As a percentage of sales and marketing and general and administrative expenses increased in the first quarter of 1995 compare to the first quarter of 1994. This is the result of the decrease in sales. The Company believes that additional sales can be achieved without a proportional increase in business infrastructure.

   Interest expense in the quarter of 1995 was $171,500 compared to $96,100 for the comparable period in 1994. The increase in 1995 reflects additional debt incurred to satisfy working capital requirements, fund losses and higher interest rates.

   The Company currently is not able to utilize any tax benefits from the losses incurred. The Company has generated an unrecorded loss carry forward of approximately $3 million which is available to off-set future income until the year 2010.

Liquidity and Capital Resources

   As a result of significant operating difficulties, the Company has a severe liquidity problem. The Company is in default of its loan facility ($8.4 million at March 31, 1995). These defaults cause the debt to be due upon demand, and, should the lender demand payment, the Company does not have the resources to satisfy the debt. The Company has withdrawn from the correctional facility security business and is undertaking to significantly downsize the business which includes the sale of the furnishings business unit. Proceeds from the sale, as well as a 1995 tax refund of $1.6 million received in the second quarter of 1995, will reduce outstanding bank debt. In anticipation of these events, the bank continues to extend credit to the Company under the existing borrowing base formula. Except for a $2.4 million guarantee of bank debt, Safeguard is not contractually obligated to satisfy any of the Company's obligations at December 31,1994. The Company believes that the combination of cash received from the sale of the furnishings business, the tax refund, the guarantee of Safeguard and the working capital assets of the ongoing business will be sufficient to satisfy/support all of the bank debt.

   The Company has entered into an agreement with the parties from whom it acquired Maris to significantly restructure the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. Because the Company did not have the required working capital to complete certain projects it turned to its sureties to assume and complete certain construction contracts and has extended its payables to vendors. The principal sureties have agreed to release the Company from its indemnity obligations to them in return for 300,000 shares of CenterCore stock, cash payments of $495,000 and additional payments equal to 20% of the Company's net earnings in 1998-2002 up to $1 million in the aggregate. The Company is negotiating with all principal vendors to arrange a repayment schedule while continuing to supply the Company with materials needed to meet current requirements.

   Safeguard has agreed to contribute 2 million shares of its CenterCore common stock to the Company, sell 2.5 million shares of its CenterCore common stock to CenterCore management, and provide up to $3 million in advances to the Company to address current funding requirements of the downsized business which will be substantially utilized by the Company in 1995. Through mid-June of 1995 Safeguard has funded approximately $500 thousand of this advance.

   As a result of the restructurings, the Company has emerged as a significantly downsized company. Availability of bonding on jobs will, at least in the near term, be limited. Bank financing may be available for limited working capital requirements to augment any advances from Safeguard. If these sources of funds prove to be inadequate or in the case of bank financing, unavailable, then the Company will have to seek additional funds from other investors in order to continue operations. There can be no assurance that new sources of funds, if required, will be available. Although the Company believes it will be able to continue to operate in this new downsized mode, continuation is contingent on the Company's ability to adequately reduce its cost structure to a point where it is supported by the new downsized operations.


Item 3   Defaults Upon Senior Securities

The Company has a revolving credit line under a secured bank credit agreement that expires on May 30, 1996. Availability of the credit line is subject to borrowing base requirements and compliance with loan covenants reduced to a maximum of $7.7 million as May 26, 1995. Due to the losses incurred, the Company is not in compliance with certain financial covenants under its bank credit agreement. The Company anticipates that it will continue to be in violation of the provision of the bank debt agreement unless it is successful in negotiating revised covenants at a level acceptable to the bank and one that the Company can realistically maintain which consider the anticipated future operating results. Since there can be no assurance that the Company will be successful in restructuring these covenants, the $8.4 million of formerly long-term bank borrowings have been reflected as a current obligation as the bank has the ability to request immediate loan repayment. However, if the bank exercises its ability to request immediate repayment and does not extend credit, the Company may be unable to continue to maintain operations. As of this time, however, the bank continues to extend credit to the Company under the existing borrowing base formula.


Item 6.     Exhibits

       (a)  Exhibits

            Number                       Description

             27         Financial Data Schedule (electronic filing only)

       (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1995.



                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CENTERCORE, INC.
                                                (Registrant)


Date:   June 27, 1995              /s/ George E. Mitchell
                                   George E. Mitchell,
                                   President and Chief Executive Officer


Date:   June 27, 1995	            /s/ Frederick B. Franks III
                                    Frederick B. Franks III
                                    Vice President Finance and Treasurer
                                    (Principal Financial and
                                         Principal Accounting Officer)






8



9