Form 10-K/A
period 1994-12-31
CENTERCORE INC
filed 1995-08-02
CIK 826330

Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-K/A
                             AMENDMENT NO. 1 TO

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                                     Commission File Number  000-17577

                            CENTERCORE, INC.
- ------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Delaware                                     22-2537194
- -------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

110 Summit Drive, Exton, PA                                     19341
- ---------------------------                                   ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (610) 524-1905
                                                          ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of Each Class                         on which registered
        -------------------                         -------------------
               None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value
                      ----------------------------
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                       No       X
                      ------------             -------------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [    ]





Aggregate market value of voting stock held by non-affiliates (based on the average of the bid and asked prices as quoted by a market maker in the "pink sheets" on June 15, 1995) was approximately $376,000. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by May 4, 1995 that it is the beneficial owner of 10% or more of the outstanding Common Stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of June 15, 1995:

                    Common Stock      10,437,326 shares




DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference in this Form 10-K.



                                 PART I


Item 1(a).   General Development of the Business

   Prior to 1993, CenterCore, Inc. (the "Company") was engaged solely in the business of designing, manufacturing and distributing space-efficient, modular workstation systems and a line of complementary office products, including cable and wiring systems, ergonomically designed seating products, and air management systems for temperature blending and breathing zone filtration. In February 1993, the Company, through a subsidiary, acquired the assets and assumed the liabilities of Airo Clean Engineering, Inc., a designer and manufacturer of cleanroom and air filtration components and systems serving industry and the hospital and health care markets. In September 1993, the Company, through a subsidiary, purchased substantially all of the assets and assumed certain liabilities of Maris Equipment Company, a specialty contractor providing integration, installation and servicing of advanced electronic systems for security access control, fire alarm, sound, communications and other applications on a nationwide basis. Maris provides these services to business, aviation and transportation authorities and correctional facilities. These acquisitions were part of the Company's overall strategy to improve the Company's operating performance by penetrating new and growing markets to compensate for the continued government spending decline in its furnishings segment, particularly by the Department of Defense. The reduced government sales has had a major impact on the Company's domestic furnishings operations in recent years, and the outlook for furnishings sales to the Federal government continues to be uncertain.

   The Company also attempted in 1993 to improve performance by significantly downsizing its Canadian operations and consolidating most of the manufacturing, product development, marketing and service functions into its domestic furnishings operations based in Plainfield, New Jersey.

   In order to better meet its working capital needs, the Company refinanced and increased its bank credit facility with a new bank in March 1994. In June 1994, the Company raised an additional $1.5 million of capital through the issuance of preferred stock to Safeguard
Scientifics, Inc. ("Safeguard"), the Company's majority shareholder.

   However, the Company's results from its office furnishing operations continued to deteriorate, and the Company realized substantial losses resulting primarily from unanticipated costs and operating difficulties associated with certain construction contracts acquired in the Maris acquisition, which problems were somewhat exacerbated by insufficient financing to support the timely performance of the contracts. As a result of these losses, the Company suffered a severe liquidity problem, in that it was not able to pay its vendors on a timely basis, was having difficulty completing work in progress, and defaulted on certain financial covenants under its bank loan agreement.


   The Company's management has decided that it is in the Company's best interest to dispose of its office furnishings business, to downsize its electronic security systems and detention hardware business, and to repay its bank debt as quickly as possible. In pursuance of this determination, the Company has taken the following actions. The Company has entered into an agreement for the sale of its office furnishings business as currently carried on by CenterCore, Inc. directly and by its subsidiary, Corel Corporate Seating, Inc. The Company expects to apply the sale proceeds to pay down its bank debt. However, the closing of the sale is subject to certain conditions, and there is no assurance that the Company will successfully consummate the sale of its furnishings business. Maris has turned over to its surety companies all of its bonded construction projects in progress, and has obtained agreements from the surety companies to release Maris and the Company from their indemnity obligations to the surety companies in exchange for cash payments, the issuance of Company common stock, and other consideration. See Item 7. Management's Discussion and Analysis - Liquidity and Capital Resources. Most of Maris' largest construction projects were bonded. Maris has stopped bidding for large, bonded correctional facility and airport contracts, and all correctional facility projects, regardless of size, involving the supply and installation of detention hardware. The Company and Maris have entered into an agreement with the parties from whom the Company purchased Maris to restructure the terms of the Company's purchase of Maris and to settle all remaining obligations and liabilities among them. Finally, Safeguard has agreed to contribute a portion of its CenterCore stock to the Company, to sell a portion of its CenterCore stock to the management of the Company, and to provide the Company with up to $3 million of loans or loan guarantees to enable the Company to address its current working capital needs. The Company will continue to operate its electronic security systems business and its air quality products business. The electronic security systems business will focus on low voltage security and fire alarm projects and "smart highway" projects.


   Although management believes that the Company will be able to operate profitably following the restructuring, there can be no assurance that the Company will not continue to realize losses in the future, or that it will have adequate capital to fund its operations. Even though the Company is in default under its bank loan agreement, the Company's bank lender is continuing to make loans available to the Company in accordance with its borrowing base formula, plus additional advances secured by collateral pledged by Safeguard. The bank could determine to discontinue making loans available to the Company and/or to declare the outstanding loan balance immediately due and payable at any time, although it has not notified the Company that it intends to do so. The Company intends to attempt to restructure the loan agreement. If the Company is not successful in consummating a sale of its furnishings business, it would be necessary to either locate another purchaser or consider alternative restructuring plans. The Company has not developed any definitive alternative plan. In either such event, the Company would be unable to pay down its bank loan as quickly as it anticipates, which would add an additional burden to the Company's working capital and liquidity needs, and could cause the Company's bank to consider discontinuing making loans available to the Company and/or declaring the outstanding loan balance immediately due and payable.

Item 1(b).   Financial Information about Industry Segments

   Financial information about the Company's industry segments is contained in footnote 15 to the Consolidated Financial Statements contained in Item 14 below.

Item 1(c).   Narrative Description of Business

SECURITY SYSTEMS

Products and Services

   The Company, through its wholly owned subsidiary, Maris Equipment Company, Inc., provides low voltage electronic security systems to the commercial and institutional markets. Products include fire alarm systems, closed circuit television surveillance systems, card access security and alarm monitoring systems, paging and intercom systems, hospital communications systems, parking and revenue control systems and programmable logic controller based central alarm and control systems. The Company no longer intends to pursue large, bonded correctional facility and airport projects, and will no longer provide correctional detention hardware, such as doors, security glazing and access operating devices, to the correctional marketplace. Maris is also pursuing a developing market--the "smart" highway program--which entails the integration and installation of communications networks for automated traffic management systems such as re-routing access lanes on bridges, tunnels and superhighways as traffic patterns fluctuate throughout the day. Because the smart highway projects are for state or federal transportation departments, Maris may be required to provide surety bonds as a condition to winning these jobs. It is likely that availability of bonding at Maris will be limited, at best, in the near future. This may inhibit the rate of growth of the Company's business in the "smart" highway program.

Patents and Proprietary Rights

   The Company is qualified as an electrical or alarm contractor, where required, in most of the Continental United States. Maris does not hold any material patents or proprietary rights. In its role as an integrator, Maris obtains proprietary products from vendors for integration and installation at customers' facilities or on construction sites.

Marketing and Distribution; Contracting Practices

   Maris has significantly reduced its marketing and sales staff in accordance with its downsized business. The Company maintains a sales force in its headquarters in Exton, Pennsylvania and in its regional office in Austin, Texas.

   Maris will focus on bidding for smaller projects involving new or upgraded construction to electrical contractors and on providing proposals to owners and building managers for new or upgraded systems. These bids and proposals are generally made at a fixed price based on the specifications provided by the contractor, owner or manager. Accurate estimation of the Company's total cost to complete a project is therefore crucial to profitability. The Company will no longer bid on large, bonded correctional facility and airport projects or on any correctional facility projects which require the provision or installation of detention hardware. These are the projects which Maris has in the past experienced difficulties managing and completing profitably. Maris typically provides the integration engineering, assembly shop drawings and system start-up with its own staff of project managers, engineers, computer aided design (CAD) operators and technicians.

   As with any construction activities, there are risks associated with the business. Cost overruns can occur from a variety of sources, including but not limited to estimating errors, owner-initiated changes to system performance or operation, unanticipated conditions at the installation site, delays in collection of accounts receivable because of performance issues, delays caused by other contractors which may cause the Company to be delayed and not be compensated for such delay, and subjective assessment of system performance compared to specifications. Maris and its subcontractors may submit change orders for additional work or costs incurred beyond their control or beyond the scope of the contract, but they are subject to approval. Working capital requires active management for several reasons. Contracts frequently provide for a retention of five percent or more of the total contract amount until satisfactory completion of the contract. Maris retains comparable amounts from its subcontractors, but often the subcontractors' work is completed before Maris' work is completed. The timing and amounts of payments due to and from Maris are often subject to dispute for the reasons described above resulting in delays in collection of receivables and payment of payables. Maris attempts to match the timing of payments to its subcontractors and vendors with payments received from the general contractors or construction managers wherever possible.

Design and Development; Product Availability; Inventory

   As an integrator, Maris purchases proprietary products for integration and installation at customer facilities or construction sites. The Company does not manufacture, design or develop any of its
systems.   The Company is a party to a number of distribution agreements with the major manufacturers of the systems which it provides. Because of the Company's financial difficulties, a number of its suppliers have restricted their purchase terms to the Company, in some cases requiring C.O.D. terms. The Company is continuing to negotiate with its suppliers regarding purchase terms. The Company's relationships with several different suppliers allows the Company to provide the latest technology to its markets without the necessity of designing and developing new products. The Company maintains only a sufficient amount of inventory as may be necessary to provide materials for warranty service and repairs.

Revenue Recognition and Backlog

   The Company recognizes revenues on a percentage of completion basis. Backlog consists of the uncompleted portion of the contracts. The backlog for the security systems segment (excluding projects which have been turned over to sureties) was approximately $9.2 million at December 31, 1994. The Company anticipates that approximately 90% of the backlog will be fulfilled during 1995. Backlog for the segment at December 31, 1993 included substantial amounts from businesses Maris has discontinued and therefore the amount is no longer meaningful.

Competition

   The Company provides security systems to a variety of institutional markets. In that marketplace, the Company competes with numerous local dealers and factory direct operations. There are also numerous firms operating nationally in the construction marketplace that provide electronic security systems integration. Competition is based primarily on price, quality of work, and ability to complete the work on time. The Company's recent financial difficulties and limited ability to obtain bonding are a competitive disadvantage in the institutional markets. Many large institutional projects require the contractor to provide a completion bond. However, in the commercial and industrial building markets, the Company believes that its personnel and the depth of their knowledge are important competitive factors.

U. S. Government Sales and Dependence on Significant Customers


    In the past, the Federal Bureau of Prisons has been a substantial direct and indirect customer of Maris. In 1994, Maris generated revenues constituting 13% of the Company's revenues from one federal correctional facility project. Maris' contract on that project was with Omni Construction, the general contractor for the project. However, the Company expects that it will do very little work, on federal or state correctional facilities in the future. Maris has also performed in the past numerous large airport projects for different customers, generally lasting not more than 12 months. These projects had resulted in single customers accounting for significant portions of Maris' revenues in any single year. Maris surety companies have taken over all of its bonded correctional facility and airport jobs, and Maris does not intend to perform any more large bonded correctional facility or airport projects for the foreseeable future, although it may perform a number of smaller projects for a single institutional customer. See "Management's Discussion and Analysis - Review of Continuing Operations" for a summary of sales and gross margins for correctional facility and airport projects compared to other projects.

Seasonality

   The security systems business is not subject to any material seasonal fluctuations.


AIR TECHNOLOGY PRODUCTS

Products

   The Company designs, manufactures and distributes through its wholly owned subsidiary, Airo Clean, Inc., air filtration components and systems which are used in a variety of industries which require particle-free, ultra clean working environments, as well as patient isolation devices for hospital and health care applications.

   The two room-size cleanroom systems manufactured and distributed by the Company are the UDF Perforated Ceiling System and the UltraGuard(registered trademark) HEPA/Fan Module Ceiling System, both of which can be delivered prepackaged using standard components or can
be custom designed to meet precise client specifications.   The UDF
Perforated Ceiling System provides mass air displacement for a more uniform distribution of clean air throughout a cleanroom environment and other critically controlled areas. The UltraGuard HEPA/Fan Module Ceiling System is a pressurized plenum system which utilizes a self-powered blower and HEPA filter packaged together in one compact housing which can be installed in a suspended ceiling grid.


   The Company also manufactures and distributes several application specific, modular cleanroom systems which are available in a number of prepackaged sizes or can be customized to meet special requirements.
The BioShieldTM air filtration unit, a health care product introduced late in 1993, is an air scrubbing product for controlling airborne pathogens. The product is targeted for the health care industry. The BioShield product meets or exceeds the Center for Disease Control guidelines for hospital isolation rooms, which require a minimum of 6 air changes per hour. The guidelines were issued during the fourth quarter of 1994. The Company expects these guidelines to have a positive impact on BioShield sales, and is aggressively promoting the product. The Microlab(registered trademark) portable cleanroom can be set up by one person and operational within 30 minutes to provide Class 100 air for sanitized operations such as animal studies, health care, hybrid electronics, and medical device assembly. The Microlab unit's compact design fits through standard 36" doorways, can be expanded by linking multiple units together where additional space is required, and can be quickly moved to another location or folded and stored until needed again. The CleanStation(registered trademark) single-pass softwall cleanroom is available in 15 sizes for Class 100, 1,000 or 10,000 air requirements and is designed for customers with limited budgets requiring fast delivery and quick setup using standard tools. The Flexi-JetTM system is an economical solution that supplies HEPA-filtered Class 100 air to a large area for industrial and institutional applications that require minimal dust and other airborne contaminants. The Bacteria Controlled Nursing UnitTM (BCNU) is a portable, transparent clean air isolation enclosure which houses a standard size hospital bed and can provide patient access through direct entry access curtains or arm/hand insertion gauntlets. The PureZoneTM product is specifically targeted to the commercial market and can be wall-mounted or retrofitted on existing furniture systems.

Patents and Proprietary Rights

   The Company has a number of patents, patent applications, patent licenses and trademarks with respect to various air technology products. The Company's issued patents and patent licenses expire between 2008 and 2011. The Company believes that these patents and trademarks help differentiate the Company's product offerings, but price and flexibility of product offerings are equally important competitive factors.


Marketing and Distribution

   The Company primarily conducts its sales and marketing activities for its cleanroom and other indoor air quality products from its Airo
Clean facility located in Exton, Pennsylvania.   The Company markets and
sells these products to a wide variety of end-users throughout the United States through a network of independent dealers and manufacturers' representatives primarily located in the eastern United
States.   Some of the dealers have exclusive rights to sell the
Company's air technology products to specific markets in a defined territory, so that a territory servicing different markets may have more than one dealer. These dealers are paid commissions for product sales. Customers of cleanroom products include a variety of manufacturing operations, including biomedical, microelectronics, medical devices, pharmaceuticals, and the hospital and health care markets.

   The Company also has a distributor in Singapore which accounted for over 30% of the sales for the air technology products segment in 1994.

   The Company's marketing activities seek to demonstrate the unique applications and quality of its products. These activities include distribution of sales literature, on-site demonstrations, direct mail programs, advertising, publication of articles in the trade press and participation in industry conferences and trade shows.

   Airo Clean's marketing efforts have been targeted primarily to end-users and facility managers for use in manufacturing applications. However, the Company anticipates expanding the marketing efforts for its air cleansing devices to satisfy the increased demand for the prevention of infectious contaminants in hospitals and for a variety of industrial applications.

Manufacturing

   The Company's cleanrooms and indoor air quality products are manufactured in Exton, Pennsylvania. This manufacturing operation consists primarily of an assembly process and testing of finished products.

Raw Materials and Supplies

   The Company's air technology products include specific filters, blowers and electronic components that are assembled with steel assemblies and cabinets which constitute the majority of the products. Some of these items are custom made for the Company and require coordination from qualified vendors to assure availability of various electronic and steel assemblies. If any supplier should terminate its relationship for any reason, the Company anticipates that it will be able to develop, or obtain from other sources, substitute components without sustaining any material adverse effects.

Backlog

   The backlog for the air quality segment was approximately $1.4 million at December 31, 1994, compared to approximately $2 million at December 31, 1993. The Company anticipates that this backlog will be fulfilled in 1995.

   Backlog primarily represents firm accepted orders for air technology products. Although orders included in backlog may be canceled or rescheduled by the customer, cancellations are uncommon and cancellation or restocking charges may apply to a canceled order.

Seasonality

   The air quality segment of the business is not seasonal.

Competition

   The Company competes primarily in the hospital and health care segment and the small to mid-size commercial and industrial applications segment of the market for indoor air quality products. The Company is too small to compete for large industrial applications such as for the semiconductor and biotech/pharmaceutical industries. The Company's products are based on high efficiency filtration systems, and are targeted at markets with strict air purity requirements. There are a wide variety of companies providing services similar to Airo Clean, and
the market is very competitive.   Competition is based on price, ability
of the products to satisfy specified air purity standards, ability to customize products to meet specific customer needs, and reputation. Management believes that the excellent long term reputation of Airo Clean and its ability to provide customized solutions, combined with the growing number of applications requiring air particle control, places the Company in a good position to grow with the market and potentially improve its market share.

U.S. Government Sales and Dependence on Significant Customers

   Airo Clean does not sell any material amount of products to the U.S. government. Airo Clean has one distributor located in Singapore which sells products in China and Southeast Asia, and which accounted for over 30% of Airo Clean's total revenues in 1994. The loss of this distributor would have a material adverse effect on Airo Clean's business.

Employees

   As of December 31, 1994, the Company had 110 employees engaged in its continuing operations, excluding certain individuals who are employed by Maris but are exclusively assisting the surety companies in completing jobs taken over by them, and who are being funded by the surety companies. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good and has never experienced any work stoppages.

Item 1(d). Financial Information About Foreign and Domestic Operations and Export Sales


   The Company has sold or is negotiating to sell all of its foreign operations. The Company's air technology products segment had approximately $1.3 million of export sales through a distributor in Singapore. These sales are dollar-denominated. The security systems segment does not have any export sales.


Item 1(e).   Directors and Executive Officers of Registrant

   Information about the Company's executive officers and directors can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

Item 2.   Properties

   The Company's continuing operations are conducted primarily at its headquarters in Exton, Pennsylvania. This facility occupies approximately 21,580 square feet of space and is currently leased on a month-to-month basis from Safeguard. The Company's indoor air quality products are manufactured and sold from its Airo Clean facility occupying approximately 15,300 square feet of space in Exton, Pennsylvania, which is leased through December 2001. The Company plans to sublet its Airo Clean facility, and to consolidate its air products operations into its Maris facility in Exton, Pennsylvania. The Company believes that that facility will be adequate for its present and anticipated purposes. The Company also leases sales and support offices in Austin, Texas and Los Angeles California.

   The Company is moving out of its leased furniture operations offices in Exton, Pennsylvania, and has agreed, subject to certain conditions, to sell its furniture business, including its lease on its furniture manufacturing facility which occupies approximately 176,000 square feet of space in Plainfield, New Jersey, and its lease on its seating products manufacturing and office facility which occupies approximately 26,700 square feet of space in Mansfield, Ohio. The Plainfield lease runs through June 1998, and the Company's Mansfield lease runs through June 1995. The Company continues to be obligated under a lease for approximately 2,900 square feet of office space in London, England which runs through September 2013. The Company is negotiating with the landlord to terminate that lease.


Item 3.   Legal Proceedings

   Maris is a named party to certain pending law suits relating to certain of Maris' security system installation projects. In connection with Maris' settlement with its surety companies, the surety companies have assumed all liabilities and all claims and counterclaims in respect of these law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.


   The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, liquidity, or consolidated financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter 1994.



   PART II


Item 5.   Market for the Registrant's Common Stock and Related
Stockholder Matters

   As of May 4, 1995, the Company's common stock was de-listed from the NASDAQ small-cap market. Since that date, there has been no established public trading market for the common stock. The Company's common stock continues to be quoted by a limited number of market makers in what is commonly referred to as the "pink sheets" under the symbol
"CCOR."   There can be no assurance that there will be regularly
available quotations from market makers in the Company's common stock in the future. The following are the historical high and low bid quotations for the Company's common stock prior to its de-listing from NASDAQ.

                       1995              1994               1993

                  High      Low      High      Low      High       Low

First Quarter     $.50     $.34     $1.38     $.75     $ .75     $ .56

Second Quarter     .38      .16      1.38      .81      1.06       .56

Third Quarter                         .88      .56      1.06       .56

Fourth Quarter                        .56      .38       .84       .69


   The above bid quotations reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

   There were approximately 1700 holders of the Company's Common
Stock on June 15, 1995. The Company has historically reinvested any earnings in the growth of the business and has not paid cash dividends on its common stock.

Item 6.   Selected Financial Data

(In thousands, except per share amounts)     1994      1993      1992      1991   1990
- -----------------------------------------------------------------------------------------------
Net sales                                  $31,245   $15,242   $-       $-           $-

Net earnings (loss)
    Continuing operations                  (10,392)     (113)       -        -        -
    Discontinued operations                 (5,048)     (703)     989      282   (1,249)
    Net earnings (loss)                    (15,440)     (816)     989      282   (1,249)

Earnings (loss) per share
Continuing operations                        (1.00)     (.01)       -        -        -
    Discontinued operations                   (.48)     (.07)     .09      .03     (.12)
    Net earnings (loss)                      (1.48)     (.08)     .09      .03     (.12)

Working capital                            (11,379)    3,947        -        -        -
Total assets                                16,691    34,571   16,014   17,773   19,645
Long-term debt                                   0     9,939    4,451    6,393    8,335

Stockholders' equity (deficit)              (4,425)   10,236   11,078   10,667   10,395

Discontinued operations includes the furnishings segment and Nord Systems.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview


   Due to declining furniture sales, particularly to the federal government, the Company has decided to dispose of the furnishings
segment.   Due to these plans, the furnishings segment has been
presented as a discontinued operation. The Company has agreed to sell the assets of the domestic furnishings segment including Corel for cash and notes receivable. The cash portion of the purchase price will be determined based on the furnishing segment's working capital at closing, and is anticipated to be approximately $2.5 million. The notes receivable portion will be determined based on the furnishings segment's working capital and the amount of the other assets sold and liabilities assumed at closing, and are anticipated to equal approximately $4 million in the aggregate. The Company will apply the sale proceeds to pay down its bank debt.


   The UK furnishings business will be sold to local management of the respective operations in return for notes receivable. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995.

   Continuing operations reflect the results of the on-going businesses of Maris Equipment Company ("Maris") and Airo Clean.

   Airo Clean was acquired in February 1993 and Maris was purchased in September 1993. Therefore, 1992 includes only discontinued operations and 1993 includes the results of the acquired operations subsequent to their acquisition. In 1995, the Company decided to significantly downsize the Maris business by concentrating on the low voltage security and fire alarm businesses and on selected smart highway applications. Total 1994 Maris sales of $27.2 million includes correctional facility and airport sales of approximately $16.2 million. Maris does not expect to pursue larger bonded correctional facility and airport projects in the future. Due to these developments comparisons from year-to-year are not meaningful.

Review of continuing operations

   Maris sales were $27.2 million in 1994 compared to $12.5 million in 1993. This sales increase reflects the inclusion of Maris operations for the entire year in 1994 compared to 1993 which included the results subsequent to its September acquisition. Gross margins as a percentage of sales at Maris were (8.4%) in 1994 and 15.9% in 1993. The negative gross margin in 1994 reflects losses incurred to complete fixed fee major correctional facility and airport projects in process at the time of the September 1993 Maris acquisition. Since 1993, Maris has experienced reductions in profitability or losses on fixed fee contracts. This erosion was caused primarily by unforeseen operational and contract problems which were exacerbated by insufficient financing to support the timely performance of the contracts. As a result of this profit degradation, the Company was not able to pay vendors on a timely basis and had difficulty completing work in progress. Most of the larger jobs affected by these issues were bonded and the Company entered into agreements with the surety companies to have them assume responsibility for completing their jobs and to release the Company from its indemnity obligations with respect to those jobs. The Company has recorded a provision for losses on transferring the contracts to the surety companies of $4.0 million, more fully discussed in note three to the financial statements.


   As a result of these difficulties, the Company has ceased bidding on major correctional facility and airport projects. Uncompleted bonded projects have been turned over to the bonding companies for completion. The following table summarizes correctional facility and airport revenues and margins compared to all other revenues and margins for 1994 and for approximately three months in 1993.

(In thousands)              Correctional          All Other
                         Facility and Airport
                             1994      1993     1994       1993

Net sales                  $16,185    $9,162   $10,993    $3,353
Cost of goods sold          19,763     7,821     9,689     2,705
Gross margin % of sales     (22.1%)     14.6%     11.9%     19.3%


   Airo Clean sales were $4.1 million in 1994 compared to $2.7 million in 1993. The increase in sales in 1994 came from increased product sales and the inclusion of Airo Clean for twelve months compared to eleven months in 1993. Airo Clean gross margins as a percentage of sales declined to 20.9% in 1994 from 24.2% in 1993. Lower margins in 1994 can be attributed to increased sales discounts on several large export sales.


   Sales and marketing expenses for continuing operations were $3.3 million in 1994 and $1.2 million in 1993. These costs, as a percentage of sales, were 10.6% and 7.8% in 1994 and 1993, respectively. These costs increased $2.1 million in 1994 primarily due to the inclusion of Maris operations subsequent to its September 1993 acquisition. Sales efforts at Maris are being concentrated in expanding the electronic security systems business, which typically has had higher gross margins than the correctional facility and airport hardware construction business. The competitive environment and the difficulty in estimating costs and collecting revenues has adversely impacted Maris' gross margins on long-term correctional facility and airport construction projects. The shorter completion cycle coupled with a less competitive environment has enabled Maris to achieve higher gross margins in the
electronic security systems business.    Marketing efforts at Airo Clean
have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. The Center for Disease Control guidelines were issued in November 1994 for hospital isolation rooms, and these more stringent guidelines should have a positive impact on BioShield and Ultraguard sales in 1995.


   General and administrative expenses were $4.5 million in 1994 and $1.5 million in 1993. These costs, as a percentage of sales, were 14.4% in 1994 and 9.9% in 1993. The absolute dollar increase of $3 million in 1994 reflects the acquisition of Maris. The Company continues to closely monitor and control costs and recognizes that a significantly downsized business in 1995 is necessary for survival.

   During 1994 the Company restructured it's security business which resulted in a change of $2,239,900 in the statement of operations more fully described in note three to the financial statements.


   Interest expense was $593,400 in 1994 compared to $116,200 in 1993. The increase in 1994 reflects additional debt incurred to finance the Maris acquisition and to fund losses. Also contributing, but to a lesser extent, was higher interest rates.


   The income tax benefit of $1.6 million in 1994 principally reflects the benefit of recoverable U.S. income taxes as a result of the losses incurred. In addition, the Company has generated an unrecorded loss carryforward of approximately $3 million, more fully described in note twelve to the financial statements.


   Backlog at December 31, 1994 was $9.2 million at Maris and $1.4 million at Airo Clean. Backlog at December 31, 1993 was $4 million at Maris and $2 million at Airo Clean. Maris' backlog excludes correctional facility and airport projects.


Liquidity and Capital Resources

      As a result of significant operating difficulties, the Company has a severe liquidity problem. The Company is in default of its loan facility ($8.3 million at December 31, 1994). These defaults cause the debt to be due upon demand, and, should the lender demand payment, the Company does not have the resources to satisfy the debt. The Company has withdrawn from the correctional facility security business and is undertaking to significantly downsize the business which includes the sale of the furnishings business unit. Proceeds from the sale, as well as a 1995 tax refund of $1.6 million, will be used to reduce outstanding bank debt. In anticipation of these events, the bank continues to extend credit to the Company under the existing borrowing base formula. Except for a $2.4 million guarantee of bank debt, Safeguard is not contractually obligated to satisfy any of the Company's obligations at December 31,1994. The Company believes that the combination of cash received from the sale of the furnishings business, the tax refund, the guarantee of Safeguard and the working capital assets of the ongoing business will be sufficient to satisfy/support all of the bank debt.


   The Company has entered into an agreement with the parties from whom it acquired Maris, to significantly restructure the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. Because the Company did not have the required working capital to complete certain projects it turned to its sureties to assume and complete certain construction contracts and has extended its payables to vendors. The principal sureties have agreed to release the Company from its indemnity obligations to them in return for 300,000 shares of CenterCore stock, cash payments of $495,000 and additional payments equal to 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate. The Company is negotiating with all principal vendors to arrange a repayment schedule while continuing to supply the Company with materials needed to meet current requirements.


   Safeguard has agreed to contribute 2 million shares of its CenterCore common stock to the Company, sell 2.5 million shares of its CenterCore common stock to CenterCore management, and provide up to $3 million in advances to the Company to address current funding requirements of the downsized business which will be substantially utilized by the Company in 1995.

   As a result of the restructurings, the Company will emerge as a significantly downsized company. Availability of bonding on jobs will, at least in the near term, be limited. Bank financing may be available for limited working capital requirements to augment any advances from Safeguard. If these sources of funds prove to be inadequate or in the case of bank financing, unavailable, then the Company will have to seek additional funds from other investors in order to continue operations. There can be no assurance that new sources of funds, if required, will be available. Although the Company believes it will be able to continue to operate in this new downsized mode, continuation is contingent on the Company's ability to adequately reduce its cost structure to a point where it is supported by the new downsized operations.


Item 8.   Financial Statements

   The consolidated financial statements and schedules appear at the end of this report beginning on page F-1.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   None.

                                PART III

Item 10.   Directors and Executive Officers of Registrant

Executive Officers:

   The following persons were executive officers of the Registrant at June 15, 1995:

                                  Has Been an
                                    Officer
Name                           A     Since   Position

George E. Mitchell             57    1984    President, Chairman and
                                             Chief Executive Officer
Frederick B. Franks, III(1)    55    1989    Vice President-Finance,
                                             Chief Financial Officer,
                                             Treasurer and
                                             Assistant Secretary
Michael Pelosi III(2)          37    1994    President, Airo Clean, Inc.

(1) Mr. Franks joined the Company in May 1989. From March 1981 to April 1989, Mr. Franks served as Vice President-Finance and Chief Financial Officer of Ferag, Inc., a manufacturer of newspaper material handling equipment.

(2)   Mr. Pelosi joined Airo Clean in 1981, and became Sales and
      Marketing Director in 1985.  He was appointed President in 1989.

Directors:

                     Principal Occupation and Business              Has Been a
     Name            Experience During Last Five Years              Director Since       Age

George E. Mitchell   President, Chairman and Chief Executive
                     Officer of the Company...................            1984           57
Anthony A. Nichols   President, The Nichols Company, which owns,
                     manages, and leases commercial office and
                     industrial space(1)(2)....................           1988           55
Richard P. Richter   President Emeritus, Ursinus College(1)(3)(4)         1989           64
____________

<F1>
(1)   Member of the Audit Committee.
 <F2>
(2)   Member of the Compensation Committee.
 <F3>
(3)   Member of the Stock Option Committee.
 <F4>
(4)   Prior to January 1, 1995, Mr. Richter was President of Ursinus College.
      Charles Root and Donald Caldwell resigned from the Board of Directors in April 1995.

Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K:

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from January 1, 1994 to December 31, 1994, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except for a late Form 3 filed by Mr. Pelosi and one transaction which was reported late on a Form 4 by Safeguard Scientifics, Inc.


Item 11.   Executive Compensation

REPORT OF THE BOARD COMPENSATION COMMITTEE

   The Compensation Committee of the Board of Directors (the
"Committee") determines compensation levels, including incentive compensation, for the executives of the Company. Anthony A. Nichols is presently serving as the sole member of the Compensation Committee. Charles A. Root was a member of the Compensation Committee until his resignation from the Board of Directors in April 1995.

Executive Compensation Policies

   The Company was and is in a highly competitive industry. In order to succeed, the Company believes that it must be able to attract and retain qualified executives, promote among them the economic benefits of stock ownership in the Company, and motivate and reward executives who, by their industry, loyalty and exceptional service, make contributions of special importance to the success of the business of the Company.
The Company has structured its executive compensation program to support the strategic goals and objectives of the Company.

   Base compensation levels and benefits for executives generally had been set in previous years to be between the lower end and the midpoint of the scale of compensation paid by comparable companies in the Company's principal industry. Conversely, incentive programs were regarded to be above the midpoint of the scale in the industry. In pursuing this philosophy, the Company believed it could keep the fixed component of the compensation package at reasonable levels while incenting its key executives and managers to achieve better than average results. Therefore, the total cash compensation plan is made up of a lower base and higher incentive opportunity which in total would be competitive with comparable companies in the industry if the Company's objectives are achieved. For the purpose of establishing these levels, the Company had reviewed an evaluation by an independent compensation consultant of various published industry salary surveys. In setting executive compensation packages for 1994, the Committee considered an evaluation of executive compensation levels for comparably-sized companies in the electrical contracting industry, rather than in the office furnishings industry.

   Annual cash bonuses are based on return on assets and individual performance. At the beginning of each year, the Committee approves a target range of return on assets, and a range of potential bonus amounts for the chief executive officer and each other executive officer, stated as a percentage of base salary. Performance bonuses are awarded at year-end based on the actual return on assets compared to the target range of return on assets, and the achievement of individual objectives and individual contributions during the year to the achievement by the Company of its financial and strategic objectives as set forth in the Company's annual strategic plan.

   Grants of Company stock options are intended to align the interests of executives and key employees with the long-term interests of the Company's stockholders, and to encourage executives and key employees to remain in the Company's employ. Generally, grants are not made in every year, but are awarded subjectively based on a number of factors, including the pre-tax operating earnings of the Company, the individual's contributions to the achievement of the Company's financial and strategic objectives, and the amount and remaining term of options already held by an individual. The Stock Option Committee of the Board administers the Company's stock option plan. No options were granted by the Stock Option Committee to the Company's executive officers for services rendered in 1994.

CEO Compensation

   The Compensation Committee authorized an increase in Mr.
Mitchell's 1994 base salary to $140,000. However, based on the Company's performance during the first quarter and its cash flow problems, in April 1994, Mr. Mitchell initiated a 16% reduction in his salary in order to conserve Company resources. Since the Company failed to achieve the established target range of return on assets during 1994, no bonus was paid for 1994 to Mr. Mitchell.

Other Executive Compensation

   The Compensation Committee re-set executive salaries for 1994 for certain executives based on its review of executive compensation in the electrical contracting industry. Mr. Pelosi's compensation is governed by a five-year employment agreement, and his salary was not adjusted. However, based on the Company's performance during the first quarter and its cash flow problems, in April and May 1994, all executives accepted salary reductions in order to conserve Company resources. Since the Company failed to achieve the established target range of return on assets during 1994, no bonuses were paid to any of the Company's executive officers for 1994.


By the Compensation Committee:

Anthony A. Nichols


EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

   The following table sets forth information concerning compensation paid to the Chief Executive Officer and to each other person who was an executive officer of the Company at any time during 1994 and whose salary and bonus exceeded $100,000 in 1994.

                                               Summary Compensation Table
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Long Term
                                                                    Annual Compensation                  Compensation
                                                      ------------------------------------------------   ------------
                                                                                                            Awards
                                                                                                         ------------
                                                                                                          Securities
                                                                                          Other Annual    Underlying   All Other
                                                                                          Compensation     Options/     Compensa-
Name and Principal Position            Year           Salary ($)(1)      Bonus ($)(2)         ($)(3)        SARS (#)   tion ($)(4)
- ---------------------------------------------------------------------------------------------------------------------------------
George E. Mitchell,                     1994            $125,354           $      0          $ 13,816          0         $ 33,787
President,  Chairman and
Chief Executive Officer                 1993             130,001                  0            13,350          0           36,084
                                        1992             129,000            129,000            10,795          0           33,141
- ---------------------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi III,                  1994            $130,961           $      0          $      0          0         $      0
President, Airo Clean, Inc.(5)
- ---------------------------------------------------------------------------------------------------------------------------------

<F1>
(1) Includes annual compensation which has been deferred by the named executives pursuant to the Company's 401(k) Tax Deferred Retirement and Incentive Plan ("401(k) Plan").
 <F2>
(2) A portion of the cash bonus listed above for services rendered in 1992 was paid in 1993.
 <F3>
(3) Represents amounts reimbursed during the fiscal year for the payment of taxes. Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of any executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the Securities and Exchange Commission.
 <F4>
(4) The stated amounts for fiscal 1994 include the following amounts for each named executive officer: Company contributions under the 401(k) Plan -- Mr. Mitchell, $1,216; Mr. Pelosi, $0; term life and disability premiums -- Mr. Mitchell, $24,563; Mr. Pelosi, $0; current dollar value of benefits to the named executives of the remainder of split-dollar premiums paid by the Company -- Mr. Mitchell, $6,581; Mr. Pelosi, $0.
 <F5>
(5) Mr. Pelosi was elected as an executive officer of the Company in mid-1994.

Stock Options

   The Company did not grant any stock options or stock appreciation rights to its Chief Executive Officer or its other named executive officer during 1994. The following table sets forth information with respect to the number of unexercised options and the value of unexercised in-the-money options at December 31, 1994.

                      Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities
                                   Shares                         Underlying Unexercised               Value of Unexercised
                                  Acquired                        Options/SARs at Fiscal             in-the-Money Options/SARs
                                     on                               Year-End (#)(1)                at Fiscal Year-End ($)(1)
                                  Exercise         Value
Name                                (#)          Realized($)     Exercisable   Unexercisable       Exercisable       Unexercisable
- ---------------------------------------------------------------------------------------------------------------------------------
George E. Mitchell                   0             $     0              0              0             $     0              $     0
- ---------------------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi III                0             $     0         27,500         17,500             $     0              $     0
- ---------------------------------------------------------------------------------------------------------------------------------

<F1>
 (1) On December 29, 1994, the fair market value was $.4063. No options were in-the-money on that date.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

   In connection with the acquisition of the assets of Airo Clean Engineering, Inc. in 1993, Airo Clean, Inc. entered into a five-year employment agreement with Michael H. Pelosi III providing for his employment through February 1, 1998 as President of Airo Clean, Inc. at a minimum base salary of $100,000 per year, which was subsequently increased to $137,500 per year. The agreement also provided for Mr. Pelosi to receive an incentive payment each year equal to 3.75% of Airo Clean's net income, before allocated expenses and taxes, in excess of $150,000 per year. Airo Clean did not achieve this target in 1994, and consequently Mr. Pelosi did not receive any incentive payment for 1994. In May 1994, in recognition of the Company's liquidity problems, Mr. Pelosi accepted a temporary salary reduction for the balance of 1994 in order to conserve Company resources. Upon the termination of Mr. Pelosi's employment for reasons other than just cause or voluntary resignation, he will be entitled to receive an amount equal to his base salary for the balance of the term of the agreement. Pursuant to this agreement, Mr. Pelosi has agreed to refrain from competing with the Company until the earlier of February 1, 1998 or two years after the termination of his employment.



STOCK PERFORMANCE GRAPH

   The following chart compares the cumulative total stockholder return on the Company's Common Stock for the period December 31, 1989 through December 31, 1994 with the cumulative total return on the NASDAQ Index and the cumulative total return for a peer group index for the same period. Because the Company has discontinued its furnishings operations, the Company has selected as a new peer group SIC Code 1731-- Electrical Contractors, which is the primary industry in which the Company is continuing to operate.

 The following table of numbers were used to generate the graphic chart in the printed piece.

200
180
160
140
120
100
 80
 60
 40
 20
  0
   1989    1990    1991    1992   1993   1994

               1989    1990    1991    1992   1993   1994
CenterCore      100      49      49      55     73     39
NASDAQ          100      85     136     159    181    177
Peer Group      100      77      77      21      6      2


As required by the rules of the Securities and Exchange Commission, the chart below compares the cumulative stockholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Index and the peer group used in the chart presented in the Company's 1994 proxy statement. The peer group in this chart consists of SIC Code 252-- Office Furniture.

The following table of numbers were used to generate the graphic chart in the printed piece.


200
180
160
140
120
100
 80
 60
 40
 20
  0
   1989    1990    1991    1992   1993   1994

               1989    1990    1991    1992   1993   1994
CenterCore      100      49      49      55     73     39
NASDAQ          100      85     136     159    181    177
Peer Group      100      84     103     122    159    144


Each of the above charts assumes that $100 was invested on December 31, 1989 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

Directors' Compensation

   Directors are elected annually and hold office until their successors are elected and have qualified or until their earlier resignation or removal. Directors who are not employees of the Company or Safeguard Scientifics, Inc. are paid a quarterly fee of $1,000 and $400 for each Board meeting attended, including committee meetings attended on a date other than a Board meeting date.

   The Company also maintains a stock option plan for Non-Employee Directors (the "Directors' Plan") which provides for the grant of options to directors not otherwise employed by the Company, its parent or any of its subsidiaries ("Eligible Director"). Each Eligible Director receives, as of the date such person first becomes an Eligible Director, an option to purchase 5,000 shares of the Company's Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan vest in four equal annual installments beginning on the first anniversary of the date of option grant and have a term of seven years. No options were granted to or exercised by an Eligible Director during 1994.


Item 12.   Security Ownership of Certain Beneficial Owners and
Management

   The following table sets forth as of June
15, 1995, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and the number of shares of Common Stock owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group. In addition to the information regarding the Company's Common Stock listed below, as of June 15, 1995, there were 15,000 Series A Shares issued and outstanding. All of such Series A Shares are owned of record by Safeguard Scientifics (Delaware), Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), and consequently are beneficially owned by Safeguard. The following table does not reflect the agreed contribution by Safeguard of 2,000,000 shares of Common Stock to the Company and the agreed sale by Safeguard of 2,500,000 shares of Common Stock to Company management. After consummation of these transactions, Safeguard's ownership will be reduced to 37.7% of the outstanding Common Stock, and the officers and directors as a group will own 36.8% of the outstanding Common Stock.

                                         Number of           Percent of
                                       Shares Owned(1)          Class

Safeguard Scientifics (Delaware), Inc.
 103 Springer Building
 3411 Silverside Road
 Wilmington, DE  19803 (2)............   8,244,757               69.1%
George E. Mitchell (3)................     651,250                6.2%
 110 Summit Drive
 Exton, PA  19341
Anthony A. Nichols (4)................      29,688                   *
Richard P. Richter (4)................       5,100                   *
Michael H. Pelosi III(4)..............      47,500                   *
Officers and directors
 as a group (5 persons)(5)............     801,038                7.6%
______________
(*)   Less than 1%.

(1) Except as otherwise disclosed, the nature of beneficial ownership is the sole power to vote and to dispose of the shares (except for shares held jointly with spouse).

(2) Safeguard Scientifics (Delaware), Inc. is the record owner of 6,744,757 shares of Common Stock and 15,000 Series A Shares, which are presently convertible into 1,500,000 shares of Common Stock. Such shares are beneficially owned by Safeguard. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral in connection with its bank line of credit.

(3) Includes 300,000 shares of Common Stock held by Mr. Mitchell's spouse.

(4) Includes for Messrs. Nichols, Richter and Pelosi 5,000 shares, 5,000 shares and 37,500 shares, respectively, which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by August 14, 1995.

(5) Includes 115,000 shares which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by August 14, 1995.

Item 13.   Certain Relationships and Related Transactions


   The Company and Safeguard are parties to an administrative services agreement pursuant to which Safeguard provides the Company with administrative support services for an annual fee and the reimbursement of certain out-of-pocket expenses incurred by Safeguard in performing services under the agreement. The administrative support services include consultation regarding the Company's general management, investor relations, financial management, human resources management, certain legal services, insurance programs administration, and tax research and planning. In connection with the Company refinancing its bank credit facility in March, 1994, the maximum annual administrative services fee was reduced to $300,000, retroactive to January 1, 1994 and was subordinated to the bank loan. The Company paid administrative services fees of $83,333 to Safeguard and accrued the remaining fees of $216,667 in 1994. The administrative services agreement was terminated in 1995. However, Safeguard is providing certain administrative services to the Company at no charge in 1995. In connection with the sale by Safeguard of Company common stock to management and its contribution of Company Common Stock to the Company, the administration services agreement will be terminated.


   Maris Equipment Company, Inc., a subsidiary of the Company
("Maris"), rents 21,580 square feet of office space in Exton, Pennsylvania from Safeguard. The lease expired April 1995, and has been extended on a month-to-month basis. The Company pays monthly rental payments to Safeguard of $11,539 and a monthly operating expense allowance of $4,784, subject to adjustment based upon its proportionate share of actual operating expenses. The Company also is responsible for its proportionate share of utility charges and insurance for each of the leased premises. The Company intends to retain this lease as its corporate headquarters. The Company has advised that it believes the lease terms are no less favorable than could be obtained from an unrelated third party.

   The Company also rents 4,600 square feet of office space in Exton, Pennsylvania from Safeguard, which has served as its corporate headquarters. The lease expired May 6, 1995, and has been extended on a month-to-month basis. The Company pays monthly rental payments to Safeguard of $3,067. The Company also pays a monthly operating expense allowance of $1,303 subject to adjustment based upon its proportionate share of actual operating expenses. The Company intends to terminate this lease shortly.

   In September 1993, Safeguard loaned $1.1 million to the Company on a subordinated, unsecured basis to partially finance the Company's acquisition of Maris Equipment Company. In the fourth quarter of 1994, Safeguard contributed this loan to the capital of the Company.

   In March 1994, Safeguard guaranteed payment of up to a maximum of $940,000 under the Company's revolving credit agreement with Mellon Bank, subject to reduction or elimination upon the Company satisfying certain requirements imposed by the bank. In June 1994, Safeguard guaranteed an additional $1.5 million under the Company's credit facility with Mellon Bank. Safeguard received no monetary compensation for the extension of these guarantees. The Company has agreed to indemnify Safeguard against loss resulting from the above described guarantees.


   In June 1994, Safeguard purchased from the Company 15,000 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Shares") for an aggregate purchase price of $1.5 million. The Series A Shares are convertible into shares of Common Stock based on a conversion price of $1.00 per share of Common Stock. The conversion price and number of shares into which the Series A Shares may be converted are subject to anti-dilutive adjustments. The Series A Shares are entitled to a 6% per annum dividend payable out of legally available funds. Dividends which are not declared and paid will accumulate. No dividends have been declared to date. Unpaid, undeclared cumulative dividends as of December 31, 1994 were $45,000. The Series A Shares are entitled to one vote for each share of Common Stock into which such Series A Shares may be converted. The Company may redeem the Series A Shares at any time after June 1, 1995 and must redeem all outstanding Series A Shares on June 1, 2001.

   In March 1995, the Company sold all of the capital stock of CenterCore Canada Limited to Safeguard for $10,000. CenterCore Canada had an intercompany liability to the Company of approximately $369,300, which liability survived the stock sale. Safeguard intends to cause CenterCore Canada to sell its assets, and to use the sale proceeds to satisfy its outstanding liabilities, including its liability to the Company. The purchase price for CenterCore Canada's assets is expected to be paid over time, and is not expected to be sufficient to satisfy all of CenterCore Canada's liabilities to the Company. The Company has established a reserve against the entire amount of this intercompany liability, and will treat any amounts collected as income at the time received.


   In 1995, Safeguard agreed to contribute 2,000,000 shares of the Company's Common Stock to the capital of the Company. Safeguard also agreed to sell to George E. Mitchell and certain other members of management an aggregate of 2,500,000 shares of the Company's Common Stock, at a price of $.10 per share, payable in the form of five-year, interest bearing promissory notes secured by 1,800,000 of the purchased shares. The parties estimated the fair market value of the shares to be $.10, taking into account a discount for lack of liquidity after the Common Stock of the Company was delisted from NASDAQ. Mr. Mitchell and the other management purchasers agreed to contribute 700,000 of such shares into escrow with the Company which the Company may redeem in order to satisfy exercises of options under the Company's 1993 Stock Option Plan when such exercises exceed 500,000 shares in the aggregate. Safeguard also has agreed to provide loans and/or loan guarantees to the Company for up to a maximum of $3 million, subject to certain conditions. In accordance with Safeguard's agreement, in April 1995, Safeguard pledged to the Company's bank a $1.5 million letter of credit to secure advances, if any, which the bank might make in excess of the Company's borrowing base formula. The Company has agreed to indemnify Safeguard against loss resulting from the pledge.

   In connection with the Airo Clean acquisition in 1993, Airo Clean, Inc. entered into a five-year employment agreement with Joseph P. Pelosi, the brother of Michael H. Pelosi, III. The agreement provides for a minimum annual base salary of $80,000, and provides for an incentive payment each year equal to 3.75% of Airo Clean's net income, before allocated expenses and taxes, in excess of $150,000. During 1994, the Company paid Joseph Pelosi $80,000 plus normal employee benefits.

   Also in connection with the Airo Clean acquisition, Airo Clean entered into a lease for approximately 15,300 square feet of flex office, warehouse and assembly space in Exton, PA from Michael Pelosi, Jr. and Lucille Pelosi, who are the parents of Michael H. Pelosi, III. The lease continues through December 2001. During 1994, Airo Clean paid $107,000 as rent to Mr. and Mrs. Pelosi, and also paid all operating expenses for the leased premises. The Company plans to consolidate Airo Clean's operations into Maris' facility and will attempt to sublet the space.


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K

(a)   Financial Statements and Schedules

      CONSOLIDATED FINANCIAL STATEMENTS
        INDEPENDENT AUDITORS' REPORT
        CONSOLIDATED BALANCE SHEETS
        CONSOLIDATED STATEMENTS OF OPERATIONS
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONSOLIDATED STATEMENTS OF CASH FLOWS
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FINANCIAL STATEMENT SCHEDULES
        INDEPENDENT AUDITORS' REPORT
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(b)   Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.


(c)   Exhibits

   The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.


Exhibit No.     Exhibit

   3.1          Restated Certificate of Incorporation

   3.2          By-Laws

   4.1          Reference is made to Exhibit 3.1

   4.2 Form of certificate representing the shares of Common Stock

   4.3**        Amended and Restated 1984 Stock Option Plan of
                CenterCore, Inc.

   4.4**        Stock Option Plan for Non-Employee Directors

   4.5**        1993 Stock Option Plan

   4.6          Certificate of Designation for Series A Preferred Stock

  10.1 Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. dated
                December 4, 1987

  10.2 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc.
                effective as of January 1, 1992

  10.3 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. effective as of January 1, 1994

  10.4          Lease for 1355 West Front Street, Plainfield, New
                Jersey, dated July 30, 1983, and Consent to Lease
                Assignment to CenterCore, Inc.

  10.5 Letter amendment to lease for 1355 West Front Street, Plainfield, New Jersey, dated October 30, 1992

  10.6 Lease for 330 Ashland Road, Mansfield, Ohio dated July 1, 1992 between Shaw Mansfield Corp. and Corel Corporate Seating, Inc.

  10.7 Underlease of Unit 2.04 Harbour Exchange Square, London, England between CenterCore UK Limited and
                Berkley House Properties Limited

  10.8          Assignment and Assumption of Lease Agreement for
                212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.

  10.9 Lease Agreement between CenterCore, Inc. and The Nichols Company dated September 29, 1993 for 110 Summit
                Drive, Exton, PA and Landlord's Waiver dated
                February 9, 1994

  10.10 Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July 23, 1986 for 110C Summit
                Drive, Exton, PA and amendments thereto

  10.11** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan

  10.12** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93

  10.13** Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan effective as of June 1, 1994

  10.14 Settlement Agreement dated December 13, 1991 by and among Safeguard Scientifics, Inc., CenterCore, Inc., Michael Martin and Frank LaForgia

  10.15         Common Stock Purchase Agreement dated as of
                July 9, 1992 between Warren V. Musser and
                CenterCore, Inc.

  10.16         Award/Contract with the General Services
                Administration effective February 7, 1992,
                Contract No. GS-00F-6296A

  10.17         Award/Contract with the General Services
                Administration effective June 4, 1992,
                Contract No. GS-00F-8071F

  10.18         Award/Contract with the General Services
                Administration effective January 31, 1992,
                Contract No. GS-00F-9003A

  10.19         Award/Contract with the General Services
                Administration effective May 5, 1993 through
                March 31, 1996 for TEC 2000/ADP furniture,
                Contract No. GS-00F-0327A

  10.20         Award Contract with the General Services
                Administration effective October 1, 1993 through
                September 30, 1994 for air treatment/air purifiers, Contract No. GS-07F-5821A

  10.21         Common Stock Purchase Agreement between Corel,
                Inc. and Joseph Pisarra dated December 29, 1989

  10.22 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and
                Airo Clean Engineering, Inc. and Michael H.
                Pelosi III, Joseph Pelosi and Michael H.
                Pelosi, Jr. (schedules and exhibits
                omitted)

  10.23** Employment Agreement dated February 1, 1993 between Airo Clean, Inc. and Michael H. Pelosi, III

  10.24         Exclusive License Agreement between Michael H.
                Pelosi III and Airo Clean, Inc. dated
                as of February 1, 1993

  10.25 Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc.

  10.26         Promissory Note dated September 22, 1993 made by
                Maris Equipment Company to JWP Inc.

  10.27 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company

  10.28 Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Insurance Company of North America

  10.29 Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Liberty Mutual
                Insurance Company

  10.30         $1.1 Million Note to Safeguard Scientifics, Inc. dated
                September 22, 1993

  10.31 First Fidelity Bank, N.A. Pennsylvania Loan Agreement with CenterCore, Inc. dated October 6, 1993

  10.32         Maris Security Agreement

  10.33         $1 Million Note to First Fidelity Bank, N.A.
                Pennsylvania dated October 6, 1993

  10.34         CenterCore Guarantee Agreement dated October 22, 1993

  10.35         CenterCore Subordination Agreement dated
                October 22, 1993

  10.36         CenterCore Pledge and Security Agreement dated
                October 22, 1993

  10.37         CenterCore Collection Guarantee

  10.38         CenterCore Amended Credit Agreement

  10.39         CenterCore Amended and Restated Noted

  10.40 Loan and Security Agreement among CenterCore, Inc., CenterCore Canada, Inc., CenterCore Systems of Pennsylvania, Inc., CenterCore U.K. Limited, CenterCore Office Environments (S.A.) Ltd.,
                Maris Equipment Company, Inc., Airo Clean, Inc. Corel Corporate Seating, Inc. and Mellon Bank, N.A. dated March 4, 1994

  10.41         First Amendment to Loan and Security Agreement dated
                June 1, 1994

  10.42 Revolving Credit Note dated March 4, 1994 in the principal amount of $10,000,000

  10.43         Subordination Agreement dated March 1994 among
                Maris Equipment Company, Inc., JWP/MEC Corp., and Mellon
                Bank

  10.44 Preferred Stock Purchase Agreement dated June 15, 1994 between CenterCore, Inc. and Safeguard Scientifics (Delaware), Inc.


  10.45         Asset Purchase Agreement dated May 26, 1995 among
                CenterCore, Inc., Corel Corporate Seating, Inc. and The CenterCore Group, Inc.

  10.46         Amendment No. 1 dated as of June 30, 1995 to Asset
                Purchase Agreement


  21            List of Subsidiaries

  23            Consent of Independent Auditors
- --------------
**   These exhibits relate to compensatory plans, contracts or
arrangements in which directors and/or executive officers of the registrant may participate.



Independent Auditors' Report

The Board of Directors and Stockholders
CenterCore, Inc.:

We have audited the consolidated balance sheets of CenterCore, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterCore, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 15 to the financial statements, the Company has incurred losses from operations, is experiencing liquidity problems, is in default under certain borrowing agreements and has a net stockholders' deficit all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
May 3, 1995


Consolidated Balance Sheets
                                                                                                         December 31,
Assets                                                                                             1994                1993
                                                                                                -----------         -----------

Current assets
   Cash                                                                                         $   583,600         $   376,900
   Receivables, less allowances ($2,864,700 --1994; $1,842,900 --1993)                            5,024,900          12,705,200
   Costs and estimated earnings in excess of billings on uncompleted contracts                      292,500           3,233,100
   Inventories                                                                                      625,700           1,127,100
   Income taxes receivable                                                                        1,357,900
   Other current assets                                                                             231,300             427,500
                                                                                                -----------         -----------

   Total current assets                                                                           8,115,900          17,869,800

Net assets of discontinued operations                                                             7,157,300          13,069,800

Plant and equipment
   Leasehold improvements                                                                           155,400             150,800
   Machinery and equipment                                                                          816,900             708,000
                                                                                                -----------         -----------

                                                                                                    972,300             858,800

   Less accumulated depreciation and amortization                                                  (385,400)            (90,000)
                                                                                                -----------         -----------

   Net plant and equipment                                                                          586,900             768,800


Other assets
   Excess of cost over net assets of businesses acquired                                            192,300           1,961,300
   Other                                                                                            638,300             900,800
                                                                                                -----------         -----------

   Total other assets                                                                               830,600           2,862,100
                                                                                                -----------         -----------

                                                                                                $16,690,700         $34,570,500
                                                                                                ===========         ===========


Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Accounts payable                                                                             $ 5,885,500         $ 9,929,100
   Accrued expenses                                                                               3,793,500           1,625,500
   Taxes on income                                                                                                      361,400
   Billings in excess of costs and estimated earnings on uncompleted contracts                    1,419,800           1,623,100
   Current debt                                                                                   8,396,100             383,300
                                                                                                -----------         -----------

   Total current liabilities                                                                     19,494,900          13,922,400

Long-term debt                                                                                                        9,939,000
Other liabilities                                                                                   121,300             124,500
Deferred taxes                                                                                                          348,600

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.                      1,500,000

Stockholders' equity (deficit)
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
       Issued - 10,767,326 shares                                                                   107,700
   Additional paid-in capital                                                                     7,923,400           6,823,400
   Retained earnings (accumulated deficit)                                                      (12,036,100)          3,404,000
   Foreign currency translation adjustment                                                                0             321,400
   Treasury stock at cost - 330,000 shares                                                         (420,500)           (420,500)
                                                                                                -----------         -----------

   Total stockholders' equity (deficit)                                                          (4,425,500)         10,236,000
                                                                                                -----------         -----------

                                                                                                $16,690,700         $34,570,500
                                                                                                ===========         ===========

See notes to consolidated financial statements



Consolidated Statements of Operations
                                                                                        Year Ended December 31,
                                                                                1994            1993              1992
                                                                            -------------   -------------    -------------

Net sales                                                                   $ 31,244,700    $ 15,242,100     $
Cost of goods sold                                                            32,668,200      12,593,100
                                                                            -------------   -------------    -------------

   Gross margin                                                               (1,423,500)      2,649,000

Expenses
   Sales and marketing                                                         3,310,000       1,188,300
   General and administrative                                                  4,488,200       1,504,700
   Restructuring                                                               2,239,900
   Interest                                                                      593,400         116,200
                                                                            -------------   -------------    -------------

                                                                               10,631,500       2,809,200

Loss from continuing operations before income taxes                           (12,055,000)       (160,200)
Benefit of income taxes                                                        (1,662,900)        (47,000)
                                                                            -------------   -------------    -------------

Loss from continuing operations                                               (10,392,100)       (113,200)
Earnings (loss) from discontinued operations (net of  tax
   of $0 - 1994, $190,200 - 1993, and $1,091,200-19                            (1,745,200)       (703,000)        988,800
Loss on disposition of discontinued operation                                  (3,302,800)
                                                                            -------------   -------------    -------------

Net earnings (loss)                                                          $(15,440,100)  $    (816,200)   $    988,800
                                                                            =============   =============    =============

Earnings (loss) per share
   Continuing operations                                                         $ (1.00)         $ (.01)
   Discontinued operations                                                          (.17)           (.07)           $ .09
   Loss on disposition of discontinued operations                                   (.31)
                                                                                    -----           -----           -----

   Net earnings (loss)                                                           $ (1.48)         $ (.08)           $ .09
                                                                                 --------         -------           -----

Weighted average shares outstanding                                           10,437,000      10,434,000       10,664,000

See notes to consolidated financial statements



Consolidated Statements of Cash Flows
                                                                                              Year Ended December 31,
                                                                                    1994                1993               1992
                                                                                 -----------         -----------         ---------
Operations
   Net Loss                                                                     $(15,440,100)        $  (816,200)
   Loss from discontinued operations                                               1,745,200             703,000
   Loss on disposition of discontinued operations                                  3,302,800

Adjustments to reconcile net earnings (loss) to cash from operations
   Provision for restructuring                                                     2,239,900
   Depreciation and amortization                                                     473,800             160,400
   Decrease in deferred taxes                                                        (36,000)           (141,900)
   Cash from discontinued operations                                                 782,200             315,300
(102,400)

   Cash provided by (used in) changes in working capital items
      Receivables                                                                  1,703,200            (977,600)
      Inventories                                                                    501,400            (205,600)
      Contracts in progress                                                          856,500             974,800
      Other current assets                                                           (68,900)            (52,700)
      Accounts payable                                                               326,300          (1,620,100)
      Accrued expenses                                                             1,673,900             504,000
      Taxes on Income                                                             (1,719,300)            237,900
                                                                                 -----------         -----------         ---------

Cash (used in) operations                                                         (3,659,100)           (918,700)
(102,400)

Financing Activities
   Additions of term debt                                                                              1,100,000
   Issuance of preferred stock                                                     1,500,000
   Borrowings (repayments) of debt                                                 2,773,700             586,100
   Purchase of treasury stock
                                                                                 -----------         -----------         ---------

Cash provided by financing activities                                              4,273,700           1,686,100

Investing Activities
   Expenditures for plant and equipment                                             (113,500)             (2,500)
   Businesses acquired, net of cash                                                                   (1,170,300)
   Other, net                                                                       (294,400)            128,100
                                                                                 -----------         -----------         ---------

Cash used in investing activities                                                   (407,900)         (1,044,700)
                                                                                 -----------         -----------         ---------

Increase (decrease) in cash                                                          206,700            (277,300)
(102,400)
Cash beginning of year                                                               376,900             654,200           756,600
                                                                                 -----------         -----------         ---------

Cash end of year                                                                 $   583,600         $   376,900         $ 654,200
                                                                                 ===========         ===========         =========

See notes to consolidated financial statements




Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                   Retained           Foreign
                                              Common stock       Additional        earnings/          currency
                                          -------------------      paid-in       (accumulated        translation    Treasury
                                          Shares       Amount      capital          deficit)         adjustment       stock
- ------------------------------------------------------------------------------------------------------------------------------
Balance -- December 31, 1991            10,764,826    $107,600    $6,830,800     $  3,231,400      $   497,600
Net earnings                                                                          988,800
Stock options exercised                      2,500         100         1,200
Translation adjustment                                                                                (133,400)
Purchase of treasury stock                                                                                          $(445,900)
                                        ----------    --------    ----------     ------------     ------------      ---------

Balance -- December 31, 1992            10,767,326     107,700     6,832,000        4,220,200          364,200       (445,900)
Net loss                                                                             (816,200)
Translation adjustment                                                                                 (42,800)
Reissue of treasury stock                                             (8,600)                                          25,400
                                        ----------    --------    ----------     ------------     ------------      ---------

Balance -- December 31, 1993            10,767,326     107,700     6,823,400        3,404,000          321,400       (420,500)
Net loss                                                                          (15,440,100)
Note receivable contribution                                       1,100,000
Translation adjustment                                                                                (196,800)
Write off translation adjustment                                                                      (124,600)
                                        ----------    --------    ----------     ------------     ------------      ---------
Balance -- December 31, 1994            10,767,326    $107,700    $7,923,400     $(12,036,100)    $         --      $(420,500)
                                        ==========    ========    ==========     ============     ============      =========

See notes to consolidated financial statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

   DESCRIPTION OF BUSINESS - The Company provides low voltage electronic security systems to the commercial and institutional markets. Work is generally performed under fixed fee or unit price contracts as a subcontractor to the general contractor or as a prime contractor to the owner. The Company also designs, manufactures and distributes air filtration components and systems which are used in a variety of industries which require particulate-free, ultra-clean working environments, as well as patient isolation devices for hospital and healthcare applications.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CenterCore, Inc. and its domestic wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The furnishings segment of the Company is being disposed of and accordingly is reported as a discontinued operation.


RETAINAGE RECEIVABLES AND PAYABLES under contracts which are expected to be completed within one year are classified as current assets and current liabilities. Accounts receivable under retainage provision contracts at December 31, 1994 and 1993 was $795,100 and $2,659,900,
respectively. Accounts payable under retainage provision contracts at December 31, 1994 and 1993 was $71,900 and $858,600, respectively.


   INVENTORIES are valued at the lower of average cost or market.

PLANT AND EQUIPMENT are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets (leasehold improvements - 5 years; machinery and equipment - 3 to 7 years).

   EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED is amortized on a straight-line basis primarily over 15 years. Assessment of the carrying amount of goodwill is made when changing facts and circumstances suggest that the carrying value of goodwill or other assets may be impaired using the forecasted undiscounted cash flow from the related business activity (including possible proceeds from a sale of the business). Accumulated amortization at December 31, 1994 and 1993 was $32,700 and $271,900, respectively.

   TAXES ON INCOME are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in statutory tax rates is recognized in results of operations in the period that includes the enactment date.

   CONTRACTING SALES are recognized using the percentage of completion accounting method determined by the ratio of cost incurred to date on the contract to management's estimate of the total contract cost. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are determined. Changes in estimated sales and costs are recognized in the periods in which such estimates are revised.

   SALES of air filtration products are recognized when product is shipped and title or risk of loss is transferred. Revenue from installation services is recognized when performed.

   EARNINGS (LOSS) PER SHARE of common stock are computed on net earnings (loss) using the weighted average number of shares outstanding during each period, including common stock equivalents (unless antidilutive) which would arise from the exercise of stock options.

2.   Acquisitions

   On February 1, 1993, the Company acquired the assets and assumed the liabilities of Airo Clean Engineering, Inc. (Airo Clean), a designer and manufacturer of cleanroom and air filtration components and systems for $828,000. The acquisition was accounted for by the purchase method with cost in excess of net assets of businesses acquired of $220,300 recorded.

   On September 22, 1993, the Company purchased substantially all of the assets and certain liabilities of Maris Equipment Company (Maris), a wholly-owned subsidiary of JWP, Inc. (JWP). The purchase price was a fixed amount of $4.3 million plus a contingent payment. The fixed portion was funded by a note payable to JWP for $3.95 million and $350,000 in cash at closing. The acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. Cost in excess of net assets of businesses acquired of $1,954,800 was recorded.

   The pro forma information below is unaudited and reflects purchase price accounting adjustments assuming the Maris acquisition occurred at the beginning of the periods presented, including the impact of certain adjustments, such as amortization of intangibles, interest expense on the acquisition debt, and the related tax effects.


(In thousands, except per share amounts)        1993            1992
- -----------------------------------------------------------------------
Net sales                                      $46,254         $41,953
Net loss                                        (1,402)         (2,134)
Net loss per share                                (.13)           (.20)


3.   Restructurings

   Furnishing Business


Due to declining furniture sales, particularly to the federal government, the Company has decided to sell the furnishings segment.
The Company has agreed to sell the domestic furniture business which will generate an estimated $2.5 million of cash at closing, which is expected to occur in August 1995, and deferred payments from the buyer based on a contractually specified formula. Installment payments for an aggregate of an estimated $2 million are payable in 4 installments beginning 9 months after the close of the transaction, and are secured by a second lien on all the assets of the buyer. A subordinated note, for an estimated $2 million, is payable in semiannual installments from 18 months to 5 years after closing, and bears interest at 8% per annum secured by a second lien on the fixed assets of the buyer. The Company also has tentative agreements to sell the United Kingdom furnishings businesses to United Kingdom management in return for a note. The Canadian furnishings business was sold to Safeguard Scientifics, Inc. who has a tentative agreement to sell the business to the Canadian management for a note. Proceeds of the note will be applied to satisfy certain indebtedness of CenterCore Canada to CenterCore after satisfying remaining lease obligations of CenterCore Canada. The total of both the UK and Canadian notes is expected to be $566,700. The Company recorded an anticipated loss of $3,302,800 related to the sale of these businesses, including accruals for estimated costs of satisfying lease obligations in the U.K. Revenues for the furnishings segment, which are not included in consolidated sales, for 1994, 1993 and 1992 were $34,088,200, $37,924,900 and $45,638,800, respectively


   The following is a summary of the net assets of the furnishings business segment at December 31:


   (in thousands)                          1994              1993
                                           ----              ----
   Current assets                        $12,787            $17,082
   Net property and equipment              1,065              3,214
   Other assets                              325                152
   Current liabilities                    (6,838)            (7,218)
   Long-term liabilities                    (182)              (160)
                                        --------            -------
   Net assets                           $  7,157            $13,070
                                        ========            =======

   Security Business

   Since its acquisition of Maris (Note 2) in 1993 the Company experienced reductions in profitability or losses on fixed fee contracts. This erosion was caused primarily by unforeseen costs and operational and contract problems, which were exacerbated by insufficient financing to support the timely performance of the effected contracts. As a result of this profit degradation, the Company was not able to pay its vendors on a timely basis and was having difficulty completing work in progress.


   Most of the larger jobs affected by these issues were bonded and the Company entered into agreements with surety companies to have them assume responsibility for completing their respective jobs. The Company has obtained agreements with such sureties to release the Company from any financial obligations with respect to completing the jobs in exchange for 300,000 shares of the Company's stock and cash settlements totaling $495,000 and additional payments of 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate.


   The Company has agreed with the parties from whom it purchased Maris, to restructure the original purchase transaction by offsetting its note receivable from Maris of $3.6 million in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. The effective $3.6 million reduction in the note payable net of the related write-off of $1.8 million of remaining costs in excess of net assets of businesses acquired recorded for the Maris acquisition has been reflected in 1994 financial statements.

The financial effect of the above transfer of contracts to the surety companies and the restructuring of the original purchase transaction is summarized below:

(In thousands)

Accounts receivable                                          $  5,977
Costs and estimated earnings in excess of
   billings on uncompleted contracts net                        1,881
Payables                                                       (4,370)
Settlement with surety companies                                  495
Costs in excess of net assets of business
   acquired                                                     1,794
Note payable                                                   (3,600)
Other                                                              63
                                                             --------
Charge for restructuring                                     $  2,240
                                                             ========

   These transactions are recorded in the 1994 financial statements of the Company.

   As of December 31, 1994 Safeguard contributed a note receivable from the Company of $1.1 million as additional paid-in capital.

4.   Inventories
(In thousands)                     1994                1993
                                   ----                ----
Raw materials                      $311               $  329
Work in progress                      0                   46
Finished goods                      315                  752
                                   ----               ------
                                   $626               $1,127
                                   ====               ======


5.   Accrued Expenses
(In thousands)                    1994                  1993
                                  ----                  ----
Commissions                      $  122                $  317
Salaries                            794                   507
Sales and Use Tax                 1,025                   164
Other                             1,853                   637
                                 ------                ------
                                 $3,794                $1,625
                                 ======                ======


6.   Commitments and Contingencies

   In consideration for contributions to the development of certain air filtration products, the Company agreed to pay royalties based on sales of such products to a former shareholder of the dealer through December 1996. Royalty costs were $18,500 and $20,500 in 1994 and 1993, respectively.

   Maris is a named party to certain pending law suits relating to certain of Maris' security system installation projects. Maris also believes that it has certain claims with respect to other security systems installation projects for which it has not yet filed law suits. In connection with Maris' settlement with its surety companies, the surety companies have assumed all claims and all liabilities in respect of these law suits and potential law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.


   The company is subject to other pending and threatened legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect on the results of operations, liquidity, or financial position of the Company.


7.   Contracts in progress
(In thousands)                                     1994         1993
- ----------------------------------------------------------------------
Costs incurred on uncompleted contracts         $ 30,053      $ 81,557
Estimated earnings                                 4,258        11,840
                                                --------      --------
                                                  34,311        93,367
Billings to date                                 (35,438)      (91,757)
                                                --------      --------
                                                $ (1,127)     $  1,610
                                                ========      ========
Such amounts are included in the
accompanying consolidated balance sheet as follows:

Costs and estimated earnings in excess of
billings on uncompleted contracts                 $  293      $  3,233

Billings in excess of costs and estimated
earnings on uncompleted contracts                 (1,420)       (1,623)
                                                --------      --------
                                                $ (1,127)     $  1,610
                                                ========      ========

8.   Related Party Transactions

   Safeguard Scientifics, Inc. (Safeguard) owns 65% of the outstanding common stock of the Company at December 31, 1994 and all of the redeemable convertible preferred stock. In 1995, Safeguard agreed to contribute 2 million shares of CenterCore, Inc. common stock to the Company, sell 2.5 million shares of CenterCore, Inc. common stock to the management of the Company to further incentivize them, and provide up to $3 million in advances to address current funding requirements of the business. Subsequent to these restructurings, Safeguard's ownership percentage will fall below 50%.


   The Company and Safeguard are parties to an administrative services agreement pursuant to which Safeguard provides the Company with administrative support. At January 1, 1994 the agreement for these administrative services was for a maximum annual fee of $500,000 and the reimbursement of certain out-of-pocket expenses incurred by Safeguard in performing services under the agreement. However, in conjunction with the Company's bank agreement in March 1994, the maximum annual fee was reduced to $300,000 retroactive to January 1, 1994, and payment of the fee was made subject to the Company's satisfaction of certain requirements under its bank agreement which the Company has not been able to satisfy. The Company made payments of $83,333 to Safeguard and accrued the remaining fees of $216,667 in 1994. The amount charged to continuing operations was $220,000 in 1994, $13,500 in 1993 and $0 in 1992, respectively. The balance of these fees were charged to discontinued operations. The Company leases building space from Safeguard. The amount payable to Safeguard at December 31, 1994 and 1993 for these transactions and other expenses incurred on behalf of the Company was $502,400 and $164,200, respectively. In 1995 the administrative services agreement was terminated. However, Safeguard is providing certain administrative services to the Company at no charge in 1995.


   During 1994 Safeguard purchased 15,000 shares of redeemable convertible preferred stock for $1.5 million. The preferred stock has a stated value of $100 per share and entitles holders to quarterly dividends of $1.50 per share commencing on July 1, 1994. Unpaid undeclared cumulative dividends as of December 31, 1994 were $45,000. The Company may redeem all outstanding preferred stock any time after June 1, 1995 at the stated value plus any unpaid dividends. However, the preferred stock must be redeemed prior to June 1, 2001. The preferred stock is convertible at any time into shares of the Company common stock at one share for each dollar of stated value plus unpaid dividends. The preferred stock has voting privileges equivalent to the shares of common stock into which it converts. The Company has authorized 1,000,000 shares of preferred stock.

9.   Debt

   Debt consists of the following:

(In thousands)                                1994        1993
                                              ----        ----
Revolving secured bank facility              $8,266     $ 5,199
Note payable                                              3,700
Safeguard note, subordinated to bank                      1,100
Other                                           130         323
                                             ------     -------
                                              8,396      10,322
Less current debt                             8,396         383
                                             ------     -------
                                             $   --     $ 9,939
                                             ======     =======

   In March 1994, the Company entered into a $10 million revolving credit agreement with a bank and repaid the prior credit facilities. Borrowings bear interest at prime plus 1 1/2%. The agreement limits borrowings under the credit facility to certain levels of receivables and inventory and requires the maintenance of liquidity and indebtedness ratios, minimum levels of net worth and earnings, and limits the amounts available for capital expenditures and amounts to be advanced to the Company's subsidiaries. The agreement prohibits the payment of cash dividends. The Company pays a commitment fee of 1/4% on the unused portion of the credit facility. Safeguard has guaranteed a portion (maximum $2.4 million) of the outstanding debt.

   Due to the losses incurred in the second half of 1994, the Company is not in compliance with certain financial covenants under its bank agreements. The Company has not been successful in restructuring these covenants, therefore the $8.3 million of formerly long-term bank borrowings has been reflected as a current obligation as the bank has the ability to request immediate loan repayment. Additionally, in 1995, by mutual agreement with the bank availability under the credit facility has been reduced to $7.7 million. The bank continues to extend credit to the Company under the existing borrowing base formula.

   During 1994 and 1993, the Company borrowed a maximum of $8.8 and $5.7 million, respectively, under its credit facilities. The weighted average interest rate was 8.1% and 6.1% in 1994 and 1993, respectively.

   Interest paid in 1994, 1993 and 1992 was $844,000, $316,000 and
$267,000, respectively.

10.   Operating Leases

   The Company leases its plant and office facilities and certain equipment under operating leases ranging from one to seven years. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

         (In thousands)
         1995                     $  333
         1996                        175
         1997                        130
         1998                        125
         1999                        107
         Thereafter                  214
                                  ------
                                  $1,084
                                  ======

   Rental expense in 1994, 1993 and 1992 was $776,900, $204,400 and $0,
respectively.

11.   Major Customers

   The Company's security systems segment has been primarily in the prison and airport construction business where the customer is an agent of either the federal or state governments or local municipalities. During the year ended December 31, 1994, one customer generated 15%, and during 1993 three customers generated 15%, 14% and 12% of security systems sales.

The Company has turned over to its sureties most of its prison and airport construction projects, and does not intend to bid for any significant additional prison or airport projects.

12.   Income Taxes

   The benefit for taxes on losses from continuing operations was:

The benefit for taxes on losses from continuing operations was:

(In thousands)                              1994           1993
                                            ----           ----
Current                                   $(1,579)         $(50)
Deferred                                      (84)            3
                                          -------          ----
Continuing operations                     $(1,663)         $(47)
                                          -------          ----
State tax provision included above            $22            $6

A reconciliation of the provision (benefit) for income taxes to the federal statutory rate follows:

Statutory tax benefit                     $(4,099)         $(54)
State taxes net of federal tax benefit         15             4
Non-deductible U.S. losses                  2,421             3
                                          -------          ----
                                          $(1,663)         $(47)
                                          -------          ----

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

Deferred tax assets:
   Foreign net operating loss carryforwards                $  856
   U.S. net operating loss carryforwards        $1,014
   Bonded jobs allowance                         1,420
   Receivables allowance                         1,146        240
   Alternative minimum tax credit                   97
   Life insurance benefit                                      48
   Goodwill allowance                              717
   Inventory capitalization                                    25
                                                ------      -----
       Total gross deferred assets               4,394      1,169
       Less valuation allowance                 (4,390)      (856)
                                                ------      -----
       Net deferred tax assets                       4        313
                                                ------      -----
Deferred tax liabilities:
   Accelerated depreciation                         (4)      (349)
                                                ------      -----

   As of December 31, 1994, the Company had net operating loss carryforwards for U.S. income tax purposes of $8 million. Of this amount, $5 million has been carried back to offset prior years taxable income and resulted in the Company receiving a $1.6 million tax refund in 1995. The remaining net operating loss carryforward of $3 million is available to offset future taxable income until the year 2009.

   Total income taxes paid (refunded) in 1994, 1993 and 1992, were $158,200, ($34,900) and $0, respectively.

13.   Stock Options

   In 1994, the Company shareholders approved an additional 500,000 common shares for a new employee stock option plan. Under the various incentive stock option plans, selected employees may be granted options to purchase the Company's common stock at a price not less than fair market value on the date of grant.

   Generally, all options are exercisable 25% per year beginning one year from date of grant. Options expire seven years from the date of grant.

   A summary of stock option activity in the plans follows:

                                            1994         1993
                                            ----         ----
Shares under option beginning of year      749,250      455,625
Options granted                                         342,000
Options canceled                          (143,375)     (48,375)
                                          --------      -------
Shares under option end of year            605,875      749,250
                                          ========      =======
Options exercisable                        377,325      287,750
Shares available for future grant          443,000      425,000
Average price of shares under option          $.90         $.94

   Under the Company's non-employee Director stock option plan, 5,000 options at $1.75 and 5,000 options at $1.13 per share are outstanding at December 31, 1994. These options are currently exercisable and expire in 1995 and 1996, respectively.

   At December 31, 1994, the Company has reserved 1,098,875 shares of common stock for possible future issuance under all stock option plans.

14.   Retirement Plans

   The Company has defined contribution plans which cover substantially all domestic employees. Certain plans provide for a limited Company match of employee contributions. The Company contributed $85,600, $35,000 and $0 in 1994, 1993 and 1992, respectively.

15.   Liquidity and Capital Resources

   As a result of significant operating difficulties, the Company has a severe liquidity problem. The Company is in default of its loan facility ($8.3 million at December 31, 1994). These defaults cause the debt to be due upon demand, and, should the lender demand payment, the Company does not have the resources to satisfy the debt. The Company has withdrawn from the correctional facility security business and is undertaking to significantly downsize the business which includes the sale of the furnishings business unit. Proceeds from the sale, as well as a 1995 tax refund of $1.6 million, will be used to reduce outstanding bank debt. In anticipation of these events, the bank continues to extend credit to the Company under the existing borrowing base formula. Except for a $2.4 million guarantee of bank debt, Safeguard is not contractually obligated to satisfy any of the Company's obligations. The Company believes that the combination of cash received from the sale of the furnishings business, the tax refund, the guarantee of Safeguard and the working capital assets of the ongoing business will be sufficient to satisfy/support all of the bank debt.

   The Company has entered into an agreement with the parties from whom it acquired Maris, to significantly restructure the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. Because the Company did not have the required working capital to complete certain projects it turned to its sureties to assume and complete certain construction contracts and has extended its payables to vendors. The principal sureties have agreed to release the Company from its indemnity obligations to them in return for 300,000 shares of CenterCore stock, cash payments of $495,000 and additional payments equal to 20% of the Company's net earnings in 1998-2002 up to $1 million in the aggregate. The Company is negotiating with all principal vendors to arrange a repayment schedule while continuing to supply the Company with materials needed to meet current requirements.

   Safeguard has agreed to contribute 2 million shares of its CenterCore common stock to the Company, sell 2.5 million shares of its CenterCore common stock to CenterCore management, and provide up to $3 million in advances to the Company to address current funding requirements of the downsized business.

   As a result of the restructurings, the Company will emerge as a significantly downsized company. Availability of bonding on jobs will, at least in the near term, be limited. Bank financing may be available for limited working capital requirements to augment any advances from Safeguard. If these sources of funds prove to be inadequate or in the case of bank financing, unavailable, then the Company will have to seek additional funds from other investors in order to continue operations. There can be no assurance that new sources of funds, if required, will be available. Although the Company believes it will be able to continue to operate in this new downsized mode, it is contingent on the Company's ability to adequately reduce its cost structure to a point where it is supported by the new downsized operations.

16.   Segment Data

In thousands
                                Security Systems      Air Technology
                                                          Products
                                ----------------      --------------
1994
- ----
Net sales                                $27,178             $4,067
Loss before income taxes                 (11,895)              (160)
Assets employed                            5,009              2,213

1993
- ----
Net sales                                 12,515              2,727
Earnings (Loss) before income taxes           92               (252)
Assets employed                           17,649              1,922

Security systems provides low voltage electronic systems to the commercial and institutional markets. Air Technology products designs and manufactures clean room and air filtration components and systems. Virtually all sales are to United States customers. During 1994 the Company discontinued the furnishings segment. Assets employed include continuing operations net of assets used for general corporate purposes of $2,311 and $1,930 for 1994 and 1993, respectively.


                      INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
CenterCore, Inc.:

Under date of May 3, 1995, we reported on the consolidated balance sheets of CenterCore, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in our report on the basic financial statements, substantial doubt exists about the Company's ability to continue as a going concern.

/s/KPMG Peat Marwick

Philadelphia, Pennsylvania
May 3, 1995


                                                    CENTERCORE, INC.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    Balance         Additions
                                   Beginning       Charged to                                               Balance
DESCRIPTION                         of Year        Operations          Deductions         Other           End of Year
Allowance for doubtful accounts                                            (1)
Year ended December 31, 1993                                           $ (17,800)      $1,860,700 (2)      $1,842,900
Year ended December 31, 1994      $1,842,900      $ 1,170,800 (3)      $(149,000)                          $2,864,700

<F1>
(1)   Net write-offs.
<F2>
(2)   Maris Equipment Co. valuation reserve at acquisition date.
<F3>
(3)   All but $100,000 of this amount relates to existing contracts assumed in the Maris acquisition.

- ----------------------------------------------------------------------------------------------------
Does not reflect the discontinued furnishings segment.


                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July        , 1995       CENTERCORE, INC.


                                By:   /s/ George E. Mitchell
                                  ----------------------------
                                  George E. Mitchell
                                  President and Chief Executive Officer





                              EXHIBIT INDEX


   The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. The page numbers listed refer to the page numbers where such exhibits are located using the sequential numbering system specified by Rules 0-3 and 403.



Exhibit No.     Exhibit


  3.1           Restated Certificate of Incorporation
                (3) (Exhibit 3.1)

  3.2           By-Laws (3) (Exhibit 3.2)

  4.1           Reference is made to Exhibit 3.1 (3) (Exhibit 4.1)

  4.2 Form of certificate representing the shares of Common Stock (3) (Exhibit 4.2)

  4.3**         Amended and Restated 1984 Stock Option Plan of
                CenterCore, Inc.(9)(Exhibit 4.3)

  4.4**         Stock Option Plan for Non-Employee Directors
                (5) (Exhibit 10.18)

  4.5**         1993 Stock Option Plan (13)(Exhibit 4.1)

  4.6           Certificate of Designation for Series A Preferred Stock
                (13)(Exhibit 4.2)

  10.1 Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. dated
                December 4, 1987 (2) (Exhibit 10.10)

  10.2 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc.
                effective as of January 1, 1992 (8) (Exhibit 10.3)

  10.3 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc.
                effective as of January 1, 1994 (12)(Exhibit 10.3)

  10.4          Lease for 1355 West Front Street, Plainfield, New
                Jersey, dated July 30, 1983, and Consent to Lease
                Assignment to CenterCore, Inc. (1) (Exhibit 10.11)

  10.5 Letter amendment to lease for 1355 West Front Street, Plainfield, New Jersey, dated October 30, 1992
                (9)(Exhibit 10.4)

  10.6 Lease for 330 Ashland Road, Mansfield, Ohio dated July 1, 1992 between Shaw Mansfield Corp. and Corel Corporate Seating, Inc.(9)(Exhibit 10.7)

  10.7 Underlease of Unit 2.04 Harbour Exchange Square, London, England between CenterCore UK Limited and
                Berkley House Properties Limited (5) (Exhibit 10.14)

  10.8          Assignment and Assumption of Lease Agreement for
                212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.(9)(Exhibit 10.9)

  10.9 Lease Agreement between CenterCore, Inc. and The Nichols Company dated September 29, 1993 for 110 Summit
                Drive, Exton, PA and Landlord's Waiver dated
                February 9, 1994 (12)(Exhibit 10.10)

  10.10 Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July 23, 1986 for 110C Summit Drive, Exton, PA and amendments thereto
                (12)(Exhibit 10.11)

  10.11** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan(9)(Exhibit 10.16)

  10.12** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93 (12)(Exhibit 10.13)

  10.13** Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan effective as of June 1, 1994 (13) (Exhibit 10.1)

  10.14 Settlement Agreement dated December 13, 1991 by and among Safeguard Scientifics, Inc., CenterCore, Inc., Michael Martin and Frank LaForgia
                (8) (Exhibit 10.17)

  10.15         Common Stock Purchase Agreement dated as of
                July 9, 1992 between Warren V. Musser and
                CenterCore, Inc.(9)(Exhibit 10.18)

   10.16        Award/Contract with the General Services
                Administration effective February 7, 1992,
                Contract No. GS-00F-6296A (8) (Exhibit 10.25)

  10.17         Award/Contract with the General Services
                Administration effective June 4, 1992,
                Contract No. GS-00F-8071F(9)(Exhibit 10.22)

  10.18         Award/Contract with the General Services
                Administration effective January 31, 1992,
                Contract No. GS-00F-9003A(9)(Exhibit 10.23)

  10.19 Award/Contract with the General Services Administration effective May 5, 1993 through March 31, 1996 for TEC 2000/ADP furniture,
                 Contract No. GS-00F-0327A (12)(Exhibit 10.20)

  10.20         Award Contract with the General Services
                Administration effective October 1, 1993 through
                September 30, 1994 for air treatment/air purifiers, Contract No. GS-07F-5821A (12)(Exhibit 10.21)

  10.21         Common Stock Purchase Agreement between Corel,
                Inc. and Joseph Pisarra dated December 29, 1989
                (5) (Exhibit 10.35)

  10.22 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and
                Airo Clean Engineering, Inc. and Michael H.
                Pelosi III, Joseph Pelosi and Michael H.
                Pelosi, Jr. (schedules and exhibits
                omitted)(9)(Exhibit 10.27)


  10.23**       Employment Agreement dated February 1, 1993
                between Airo Clean, Inc. and Michael H. Pelosi, III (15) (Exhibit 10.23)


  10.24         Exclusive License Agreement between Michael H.
                Pelosi III and Airo Clean, Inc. dated
                as of February 1, 1993(9)(Exhibit 10.28)

  10.25 Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc. (10)(Exhibit 2.1)

  10.26         Promissory Note dated September 22, 1993 made by
                Maris Equipment Company to JWP Inc. (10)(Exhibit 1)


  10.27 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company (15) (Exhibit 10.27)

  10.28 Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Insurance Company of North America (15) (Exhibit 10.28)

  10.29 Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Liberty Mutual
                Insurance Company (15) (Exhibit 10.29)
</R<

  10.30 $1.1 Million Note to Safeguard Scientifics, Inc. dated September 22, 1993 (11)(Exhibit 10.3)

  10.31 First Fidelity Bank, N.A. Pennsylvania Loan Agreement with CenterCore, Inc. dated October 6, 1993
                (11)(Exhibit 10.4)

  10.32         Maris Security Agreement (11)(Exhibit 10.5)

  10.33 $1 Million Note to First Fidelity Bank, N.A. Pennsylvania dated October 6, 1993 (11)(Exhibit 10.6)

  10.34         CenterCore Guarantee Agreement dated October 22, 1993
                (11)(Exhibit 10.7)

  10.35         CenterCore Subordination Agreement dated
                October 22, 1993 (11)(Exhibit 10.8)

  10.36         CenterCore Pledge and Security Agreement dated
                October 22, 1993 (11)(Exhibit 10.9)

  10.37         CenterCore Collection Guarantee (11)(Exhibit 10.10)

  10.38         CenterCore Amended Credit Agreement (11)(Exhibit 10.11)

  10.39         CenterCore Amended and Restated Noted (11)(Exhibit 10.12)

  10.40 Loan and Security Agreement among CenterCore, Inc., CenterCore Canada, Inc., CenterCore Systems of Pennsylvania, Inc., CenterCore U.K. Limited, CenterCore Office Environments (S.A.) Ltd., Maris Equipment Company, Inc., Airo Clean, Inc. Corel Corporate Seating, Inc. and Mellon Bank, N.A. dated March 4, 1994 (12)(Exhibit 10.39)

  10.41 First Amendment to Loan and Security Agreement dated June 1, 1994 (13)(Exhibit 10.2)

  10.42 Revolving Credit Note dated March 4, 1994 in the principal amount of $10,000,000 (12)(Exhibit 10.40)

  10.43         Subordination Agreement dated March 1994 among
                Maris Equipment Company, Inc., JWP/MEC Corp., and Mellon Bank (14)(Exhibit 10.1)

  10.44 Preferred Stock Purchase Agreement dated June 15, 1994 between CenterCore, Inc. and Safeguard Scientifics (Delaware), Inc. (13) (Exhibit 10.3)




  10.45         Asset Purchase Agreement dated May 26, 1995 among
                CenterCore, Inc., Corel Corporate Seating, Inc. and The CenterCore Group, Inc. (16) (Appendix 99.2)

  10.46         Amendment No. 1 dated as of June 30, 1995 to the Asset
                Purchase Agreement*

   21           List of Subsidiaries (15) (Exhibit 21)

   23   Consent of Independent Auditors   *

- ----------
*    Filed herewith
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1) Filed on December 9, 1987 as an exhibit to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(2) Filed on March 22, 1988 as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(3) Filed on April 14, 1988 as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(4) Filed on March 30, 1989 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(5) Filed on April 2, 1990 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(6) Filed on February 14, 1991 as an exhibit to Form 8-K (No. 00-17577) and incorporated herein by reference.
(7) Filed on March 29, 1991 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(8) Filed on March 30, 1992 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(9) Filed on March 31, 1993 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(10) Filed on October 7, 1993 as an exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
(11) Filed on November 15, 1993 as an exhibit to Quarterly Report on Form 10-Q (No. 000-17577) and incorporated herein by reference.
(12) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (No. 000-17577) and incorporated herein by reference.
(13) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (No. 000-17577) and incorporated herein by reference.
(14) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994(No. 000-17577) and incorporated herein by reference.

(15) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 000-17577) and incorporated herein by reference.
(16) Filed as an appendix to the Preliminary Information Statement on
     Schedule 14C (No. 000-17577) filed on June 26, 1995 and incorporated herein by reference.