Form 10-Q/A
period 1995-03-31
CENTERCORE INC
filed 1995-08-09
CIK 826330

FORM 10-Q/A
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                         Amendment No. 1 to


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   March 31, 1995   Commission File Number 000-17577




                          CENTERCORE, INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                    22-2537194
------------------------------------------------------------------------
(state or other jurisdiction of                  (I.R.S.Employer
incorporation or organization)                   Identification Number)

110 Summit Drive - Suite 200, Exton, PA                     19341
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (610) 524-1905


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





                                                            PART I
                                                       CENTERCORE, INC.
                                                  Consolidated Balance Sheets

                                                                                           March 31,        December 31,
                                                                                             1995               1994
                                                                                          -----------        -----------
                                                                                          (unaudited)
Assets

Current assets
   Cash                                                                                   $   358,100        $   583,600
   Receivables, less allowances ($2,786,900 --1995; $2,865,100 --1994)                      4,349,500          5,024,900
   Costs and estimated earnings in excess of billings on uncompleted contracts                362,300            292,500
   Inventories                                                                                827,400            625,700
   Income taxes receivable                                                                  1,399,500          1,357,900
   Other current assets                                                                       479,500            231,300
                                                                                          -----------        -----------
   Total current assets                                                                     7,776,300          8,115,900

Net assets of discontinued operations                                                       5,791,400          7,157,300

Plant and equipment
   Leasehold improvements                                                                     155,400            155,400
   Machinery and equipment                                                                    847,400            816,900
                                                                                          -----------        -----------
                                                                                            1,002,800            972,300

   Less accumulated depreciation and amortization                                            (455,100)          (385,400)
                                                                                          -----------        -----------
   Net plant and equipment                                                                    547,700            586,900


Other assets
   Excess of cost over net assets of businesses acquired                                      188,500            192,300
   Other                                                                                      630,000            638,300
                                                                                          -----------        -----------
   Total other assets                                                                         818,500            830,600
                                                                                          -----------        -----------
                                                                                          $14,933,900        $16,690,700
                                                                                          ===========        ===========


Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                                     $   5,232,000      $   5,885,500
   Accrued expenses                                                                         3,288,500          3,793,500
   Billings in excess of costs and estimated earnings on uncompleted contracts              1,180,500          1,419,800
   Current debt                                                                             8,442,100          8,396,100
                                                                                          -----------        -----------
   Total current liabilities                                                               18,143,100         19,494,900


Other liabilities                                                                             120,200            121,300


Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.                1,500,000          1,500,000

Stockholders' deficit
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
       Issued - 10,767,326 shares                                                             107,700            107,700
   Additional paid-in capital                                                               7,923,400          7,923,400
   Accumulated deficit                                                                    (12,440,000)       (12,036,100)
   Treasury stock at cost - 330,000 shares                                                   (420,500)          (420,500)
                                                                                          -----------        -----------
   Total stockholders' deficit                                                             (4,829,400)        (4,425,500)
                                                                                          -----------        -----------
                                                                                          $14,933,900        $16,690,700
                                                                                          ===========        ===========

See note to consolidated financial statements



                                           CENTERCORE, INC.
                                 Consolidated Statements of Operations
                                              (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                               1995                   1994
                                                                           -----------            -----------
Net sales                                                                  $ 4,187,800            $10,859,900
Cost of goods sold                                                           3,322,500              9,165,700
                                                                           -----------            -----------
   Gross profit                                                                865,300              1,694,200

Expenses
   Sales and marketing                                                         518,300                898,900
   General and administrative                                                  579,400                935,800
   Interest                                                                    171,500                 96,100
                                                                           -----------            -----------
                                                                             1,269,200              1,930,800
                                                                           -----------            -----------

Loss from continuing operations before income taxes                           (403,900)              (236,600)
Benefit of income taxes                                                                              (238,100)
                                                                           -----------            -----------
(Loss) earnings from continuing operations                                    (403,900)                 1,500

Loss from discontinued operations                                                                    (509,000)
                                                                           -----------            -----------
Net loss                                                                   $  (403,900)           $  (507,500)
                                                                           ===========            ===========

Loss per share
   Continuing operations                                                         $(.04)                  $.00
   Discontinued operations                                                                               (.05)
                                                                           -----------            -----------
   Net loss per share                                                            $(.04)                 $(.05)
                                                                           ===========            ===========
Weighted average shares outstanding                                        $10,437,000            $10,437,000

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


2.  Current Debt

    Due to the losses incurred in the second half of 1994, the Company is not in compliance with certain financial convenants under its bank agreements. The Company has not been successful in restructuring these covenants, therefore the formerly long-term bank borrowings has been reflected as a current obligation as the bank has the ability to request immediate loan repayment. By mutual agreement with the bank availability under credit facility has been reduced to $7.7 million in May 1995. As of July 24, 1995 outstanding borrowings under the credit facility were $6.5 million.

    The Company will use the proceeds from the sale of the furnishings business (estimated to be approximately $2.5 million at closing plus $4.0 million over five years), a tax refund of $1.6 million received in the second quarter of 1995 and cash generated from the discounted operation prior to its sale to reduce the outstanding bank debt. The remaining bank debt will be supported by working capital of the Company augmented by guarantees and letters of credit from Safegaurd.



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


   First quarter 1995 and 1994 Airo Clean sales were $1.3 million. Airo Clean gross profits as a percentage of sales increased to 24.4% in the first quarter of 1995 from 17.1% in the same period in 1994, due to the Company obtaining price concessions from its vendors and selected increases in selling prices.

   Sales and marketing expenses decreased in the first quarter of 1995 by $380,600 compared to 1994 due to cost reductions implemented at Maris and Airo Clean. Sales efforts at Maris are being concentrated in expanding the electronic security systems business, which typically has had higher gross profits than the correctional facility and airport hardware construction business. The competitive environment and the difficulty in estimating costs and collecting revenues has adversely impacted Maris' gross margins on long-term correctional facility and airport construction projects. The shorter completion cycle coupled with a less competitive environment has enabled Maris to achieve higher gross margins in the electronic security systems business. The Company has elected to concentrate on the electronic security systems business due to the Company's expertise and the higher potential profits resulting from the relatively high gross margins.

   Marketing efforts at Airo Clean have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. First quarter 1995 general and administrative expenses decreased $356,400 compared to 1994 due principally to staff reductions and salary freezes implemented at Maris and Airo Clean. The Company continues to closely monitor and control costs and recognizes that a significantly downsized business in 1995 is necessary for survival. As a percentage of net sales, sales and marketing and general and administrative expenses increased in the first quarter of 1995 compare to the first quarter of 1994. This is the result of the decrease in sales. The Company believes that additional sales can be achieved without a proportional increase in business infrastructure. However, it may be difficult for the Company to increase its sales due to the Company's recent difficulties and its constrained financial resources.


   Interest expense in the first quarter of 1995 was $171,500 compared to $96,100 for the comparable period in 1994. The increase in 1995 reflects additional debt incurred to satisfy working capital requirements, fund losses and higher interest rates.

The Company currently is not able to utilize any tax benefits from the losses incurred. The Company has generated an unrecorded loss carry forward of approximately $3 million which is available to off-set future income until the year 2010.

Liquidity and Capital Resources

   As a result of significant operating difficulties, the Company has a severe liquidity problem. The Company is in default of its loan facility ($8.3 million at March 31, 1995). These defaults cause the debt to be due upon demand, and, should the lender demand payment, the Company does not have the resources to satisfy the debt. The Company has withdrawn from the correctional facility security business and is undertaking to significantly downsize the business which includes the sale of the furnishings business unit. Proceeds from the sale, as well as a 1995 tax refund of $1.6 million received in the second quarter of 1995, will reduce outstanding bank debt. In anticipation of these events, the bank continues to extend credit to the Company under the existing borrowing base formula. Except for a $2.4 million guarantee of bank debt, Safeguard is not contractually obligated to satisfy any of the Company's obligations at December 31,1994. The Company believes that the combination of cash received from the sale of the furnishings business, the tax refund, the guarantee of Safeguard and the working capital assets of the ongoing business will be sufficient to satisfy/support all of the bank debt.

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


Item 3   Defaults Upon Senior Securities

The Company has a revolving credit line under a secured bank credit agreement that expires on May 30, 1996. Availability of the credit line is subject to borrowing base requirements and compliance with loan covenants reduced to a maximum of $7.7 million as May 26, 1995. Due to the losses incurred the Company is not in compliance with certain financial covenants under its bank credit agreement. The Company anticipates that it will continue to be in violation of the provision of the bank debt agreement unless it is successful in negotiating revised covenants at a level acceptable to the bank and one that the Company can realistically maintain which consider the anticipated future operating results. Since there can be no assurance that the Company will be successful in restructuring these covenants, the $8.4 million of formerly long-term bank borrowings have been reflected as a current obligation as the bank has the ability to request immediate loan repayment. However, if the bank exercises its ability to request immediate repayment and does not extend credit, the Company may be unable to continue to maintain operations. As of this time, however, the bank continues to extend credit to the Company under the existing borrowing base formula.





                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CENTERCORE, INC.
                                                (Registrant)


Date:   August 1, 1995              /s/ George E. Mitchell
                                   George E. Mitchell,
                                   President and Chief Executive Officer