Form 10-Q
period 1995-06-30
CENTERCORE INC
filed 1995-08-14
CIK 826330

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   June 30, 1995     Commission File Number 000-17577




                        CENTERCORE, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                                    22-2537194
(state or other jurisdiction of               (I.R.S.Employer
incorporation or organization)             Identification Number)

110 Summit Drive - Suite 200, Exton, PA           19341-2838
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code     (610) 524-7000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                 No _____________



Number of shares outstanding as of            August 8,1995

Common Stock                                  10,437,326

PART I
                                                CENTERCORE, INC.
                                           Consolidated Balance Sheets

                                                                                 June 30,         December 31,
                                                                                   1995              1994
                                                                               -----------      ------------
                                                                               (unaudited)
Assets

Current assets
  Cash                                                                         $   238,300       $    583,600
  Receivables, less allowances ($2,139,500 --1995; $2,864,700 --1994)            6,165,200          5,024,900
  Costs and estimated earnings in excess of billings on uncompleted contracts      731,700            292,500
  Inventories                                                                      746,900            625,700
  Income taxes receivable                                                                           1,357,900
  Other current assets                                                             372,300            231,300
                                                                               -----------       ------------
  Total current assets                                                           8,254,400          8,115,900

Net assets of discontinued operations                                            6,383,800          7,157,300

Plant and equipment
  Leasehold improvements                                                           155,400            155,400
  Machinery and equipment                                                          877,500            816,900
                                                                               -----------       ------------
                                                                                 1,032,900            972,300

  Less accumulated depreciation and amortization                                  (524,700)          (385,400)
                                                                               -----------       ------------
  Net plant and equipment                                                          508,200            586,900


Other assets
  Excess of cost over net assets of businesses acquired                            184,900            192,300
  Other                                                                            611,600            638,300
                                                                               -----------       ------------
  Total other assets                                                               796,500            830,600
                                                                               -----------       ------------
                                                                               $15,942,900       $ 16,690,700
                                                                               ===========       ============

See notes to consolidated financial statements





                                                 CENTERCORE, INC.
                                            Consolidated Balance Sheets

                                                                                    June 30,        December 31,
                                                                                      1995             1994
                                                                                 ------------       ------------
                                                                                  (unaudited)
Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                               $  6,559,100       $  5,885,500
  Accrued expenses                                                                  4,905,300          3,793,500
  Billings in excess of costs and estimated earnings on uncompleted contracts       1,647,400          1,419,800
  Current debt                                                                      5,925,000          8,396,100
                                                                                 ------------       ------------
  Total current liabilities                                                        19,036,800         19,494,900

Other liabilities                                                                     119,600            121,300

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.        1,500,000          1,500,000

Stockholders'  deficit
  Common stock, $.01 par value; Authorized -- 20,000,000 shares;
    Issued - 10,767,326 shares                                                        107,700            107,700
  Additional paid-in capital                                                        7,923,400          7,923,400
  Accumulated deficit                                                             (12,324,100)       (12,036,100)
  Treasury stock at cost - 330,000 shares                                            (420,500)          (420,500)
                                                                                 ------------       ------------
  Total stockholders' deficit                                                      (4,713,500)        (4,425,500)
                                                                                 ------------       ------------
                                                                                 $ 15,942,900       $ 16,690,700
                                                                                 ============       ============
See notes to consolidated financial statements







                                                 CENTERCORE, INC.
                                      Consolidated Statements of Operations
                                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                             -----------------------------
                                                                                1995              1994
                                                                             -----------       -----------
Net sales                                                                    $ 5,755,600       $ 7,999,800
Cost of goods sold                                                             4,384,300         7,218,600
                                                                             -----------       -----------
  Gross profit                                                                 1,371,300           781,200

Expenses
  Sales and marketing                                                            415,100           857,100
  General and administrative                                                     633,600           953,200
  Interest                                                                       206,700           138,800

                                                                               1,255,400         1,949,100
                                                                             -----------       -----------

Income (loss) from continuing operations before income taxes                     115,900        (1,167,900)
Benefit of income taxes                                                                           (490,000)
                                                                             -----------       -----------
Earnings (loss) from continuing operations                                       115,900          (677,900)

Loss from discontinued operations                                                                 (560,100)
                                                                             -----------       -----------
Net earnings (loss)                                                          $   115,900       $(1,238,000)
                                                                             ===========       ===========


Earnings (loss) per share
  Continuing operations                                                           $  .01            $ (.07)
  Discontinued operations                                                            .00              (.05)
                                                                                     ---              ----
  Net earnings (loss)                                                             $  .01            $ (.12)
                                                                             ===========       ===========
Weighted average shares outstanding                                           10,437,000        10,437,000
                                                                             ===========       ===========
See notes to consolidated financial statements






                                               CENTERCORE, INC.
                                  Consolidated Statements of Operations
                                                (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                             -----------------------------
                                                                                1995               1994
                                                                             -----------       -----------
Net sales                                                                    $ 9,943,400       $18,859,700
Cost of goods sold                                                             7,706,800        16,384,300
                                                                             -----------       -----------
  Gross profit                                                                 2,236,600         2,475,400

Expenses
  Sales and marketing                                                            933,400         1,756,000
  General and administrative                                                   1,213,000         1,889,000
  Interest                                                                       378,200           234,900

                                                                               2,524,600         3,879,900
                                                                             -----------       -----------

Income (loss) from continuing operations before income taxes                    (288,000)       (1,404,500)
Benefit of income taxes                                                                           (728,100)
                                                                             -----------       -----------
Earnings (loss) from continuing operations                                      (288,000)         (676,400)

Loss from discontinued operations                                                               (1,069,100)
                                                                             -----------       -----------
Net earnings (loss)                                                          $  (288,000)      $(1,745,500)
                                                                             ===========       ===========

Earnings (loss) per share
  Continuing operations                                                           $ (.03)           $ (.07)
  Discontinued operations                                                            .00            $ (.10)
                                                                                     ---              ----
  Net earnings (loss)                                                             $ (.03)           $ (.17)
                                                                                  ------            ------
Weighted average shares outstanding                                           10,437,000        10,437,000


See notes to consolidated financial statements








                                                    CENTERCORE, INC.
                                          Consolidated Statements of Cash Flows
                                                      (unaudited)

                                                                                             Six Months Ended June 30,
                                                                                           -----------------------------
                                                                                              1995               1994
                                                                                           -----------       -----------
Operations
  Net loss                                                                                 $  (288,000)      $(1,745,500)
  Loss from discontinued operations                                                                            1,069,100

  Adjustments to reconcile net loss to cash from operations
    Depreciation and amortization                                                              163,300           217,500
    Decrease in deferred taxes                                                                                      (100)
    Cash from discontinued operations                                                          773,500         2,738,600

    Cash provided by (used in) changes in working capital items
                  Receivables                                                               (1,140,300)        1,454,400
                  Inventories                                                                 (121,200)           37,400
                  Contracts in progress                                                       (211,600)       (1,456,000)
                  Other current assets                                                        (130,900)         (191,100)
                  Accounts payable                                                             673,600        (2,042,700)
                  Accrued expenses                                                           1,111,800          (237,200)
                  Taxes on income                                                            1,357,900          (947,100)
                                                                                           -----------       -----------
Cash provided (used) by operations                                                           2,188,100        (1,102,700)
                                                                                           -----------       -----------

Financing activities
  Borrowings (repayments) of debt                                                           (2,472,800)        1,418,600

Cash provided (used) by financing activities                                                (2,472,800)        1,418,600

Investing activities
  Expenditures for plant and equipment                                                         (60,600)          (83,900)
  Other, net                                                                                                     (90,000)
                                                                                           -----------       -----------
Cash (used) in investing activities                                                            (60,600)         (173,900)
                                                                                           -----------       -----------
Increase (decrease) in cash                                                                   (345,300)          142,000
Cash beginning of year                                                                         583,600           376,900
                                                                                           -----------       -----------
Cash end of period                                                                         $   238,300       $   518,900
                                                                                           ===========       ===========

See notes to consolidated financial statements



                        CENTERCORE, INC.
           Notes to Consolidated Financial Statements
                          June 30, 1995

1.   Organization and Business Operations

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1994 Annual Report should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2.   Current Debt

     Due to the losses incurred in the second half of 1994, the Company is not in compliance with certain financial covenants under its bank agreements. The Company has not been successful in restructuring these covenants, therefore the formerly long-term bank borrowings has been reflected as a current obligation as the bank has the ability to request immediate loan repayment. By mutual agreement with the bank availability under credit facility has been reduced to $7.7 million in May 1995. As of August 8, 1995 outstanding borrowings under the credit facility were $6.7 million.

     The Company will use the proceeds from the sale of the furnishings business (estimated to be approximately $2.5 million at closing plus $4.0 million over five years) and cash generated from the discontinued operation prior to its sale to reduce the outstanding bank debt. The remaining bank debt will be supported by working capital of the Company augmented by guarantees and letters of credit from Safeguard.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
Overview
     In 1995 the Company decided to significantly downsize the Maris business by concentrating on the low voltage security and fire alarm business and selected smart highway applications. The majority of net sales in the second quarter of 1994 represented bonded correctional facility and airport projects that the Company has not pursued in 1995.
     Due to declining furniture sales, particularly to the federal government, the Company has decided to dispose of the furnishings segment. The Company has agreed to sell the assets of the domestic furnishings segment including Corel for cash and notes receivable. The Company will apply the proceeds of the sale, which is expected to close in August 1995, to pay down its bank debt. The UK furnishings business will be sold to local management in return for notes receivable. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Due to these plans, the furnishings segment has been presented as a discontinued operation.
     Continuing operations reflect the results of the on-going businesses of Maris Equipment Company ("Maris") and Airo Clean. Due to the disposition of the furnishings segment and the change in the focus of the business, comparisons from year to year are not necessarily meaningful.
Review of continuing operations
     Net sales excluding large bonded correctional facility and airport projects were $5.8 million for the second quarter of 1995 compared to $3.8 million for the comparable period in 1994. Maris had large bonded correctional facility and airport projects sales of $4.2 million in the second quarter of 1994. The Company reported net income from continuing operations of $115,900 or $.01 a share, versus a net loss of $677,900 or $.07 a share in 1994. The Company also reported a net loss from discontinued operations of $560,100 or $.05 a share in 1994.
     For the six months ended June 30, 1995, CenterCore had net sales excluding large bonded correctional facility and airport projects of $9.9 million compared to $7.6 million for the same period in 1994.
Maris had large bonded correctional facility and airport projects sales of $11.2 million for the six months ended June 30, 1994. The net loss from continuing operations was $288,000 or $.03 a share, compared to a loss of $676,400 or $.07 a share in 1994. The Company also reported a net loss from discontinued operations of $1,069,100 or $.10 a share for the six months ended June 30, 1994.
     Second quarter 1995 Maris sales excluding large bonded correctional facility and airport projects were $4.4 million compared to $3.1 million in 1994. Maris had large bonded correctional facility and airport projects sales in of $4.2 million in 1994. Maris sales for the six month period ending June 30, 1995 excluding large bonded correctional facility and airport projects were $7.2 million compared to $5.7 million for the same period in 1994. Maris 1994 sales included $11.2 million of large bonded correctional facility and airport projects for the same six month period in 1994. Maris gross profits excluding large bonded correctional facility and airport projects as a percentage of sales increased to 20.6% in the second quarter of 1995 from 19.6% in the same period in 1994. Including large bonded correctional facility and airport projects Maris' gross profits as a percentage of sales were 8.3% for the second quarter of 1994. For six months ending June 30, 1995, Maris' gross margin excluding large bonded correctional facility and airport projects was 19.9% compared to 18.3% in 1994. Including large bonded correctional facility and airport projects Maris' gross margin was 12.3% for six months ending June 30, 1994.
     Second quarter 1995 Airo Clean sales were $1.4 million compared to $.7 million in 1994. For six months ended June 30, 1995, Airo Clean
sales were $2.7 million compared to $2.0 million in 1994.   Airo Clean
gross profits as a percentage of sales increased to 33.9% in the second quarter of 1995 from 26.6% in the same period in 1994. For the six month period ending June 30, 1995, Airo Clean's gross margin as a percentage of sales was 29.3% compared to 20.3% in 1994. Airo Clean's improved margins can be attributed to selectively increasing its selling prices, improved manufacturing efficiencies and obtaining price concessions from its vendors.
     Sales and marketing expenses decreased in the second quarter of 1995 by $442,000 compared to 1994 due to cost reductions implemented at Maris and Airo Clean. Sales efforts at Maris are being concentrated in expanding the electronic security systems business, which typically has had higher gross profits than the correctional facility and airport hardware construction business. The competitive environment and the difficulty in estimating costs and collecting revenues had adversely impacted Maris' gross margins on long-term correctional facility and airport construction projects. The shorter completion cycle coupled with a less competitive environment has enabled Maris to achieve higher gross margins in the electronic security systems business. The Company has elected to concentrate on the electronic security systems business due to the Company's expertise and the higher potential profits resulting from the relatively high gross margins.
     Marketing efforts at Airo Clean have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. Second quarter 1995 general and administrative expenses decreased $319,600 compared to 1994 due principally to staff reductions and salary freezes implemented at Maris and Airo Clean. The Company continues to closely monitor and control costs and recognizes that a significantly downsized business in 1995 is necessary for survival. As a percentage of net sales, sales and marketing and general and administrative expenses decreased slightly in the second quarter of 1995 compare to the second quarter of 1994, as a result of decreased expenses. The Company believes that additional sales can be achieved without a proportional increase in business infrastructure. However, it may be difficult for the Company to increase its sales due to the Company's recent difficulties and its constrained financial resources.
     Interest expense in the second quarter of 1995 was $206,700 compared to $138,800 for the comparable period in 1994. The increase in 1995 reflects additional debt incurred to satisfy working capital requirements and higher interest rates.
     The Company currently is not able to utilize any tax benefits from the losses incurred. The Company has generated an unrecorded loss carry forward of approximately $3 million which is available to off-set future income until the year 2010.
Liquidity and Capital Resources
     As a result of significant operating difficulties, the Company has a severe liquidity problem. The Company is in default of its loan facility ($5.9 million at June 30, 1995). These defaults cause the debt to be due upon demand, and, should the lender demand payment, the Company does not have the resources to satisfy the debt. The Company has withdrawn from the correctional facility security business and is undertaking to significantly downsize the business which includes the sale of the furnishings business unit. The Company applied a $1.6 million tax refund received in the second quarter of 1995 to reduce outstanding bank debt, and will apply proceeds from the sale of the furnishings business to further reduce bank debt. As a result, the bank continues to extend credit to the Company under the existing borrowing base formula. Except for a $3.9 million guarantee of bank debt, Safeguard is not contractually obligated to satisfy any of the Company's obligations at June 30,1995. The Company believes that the combination of cash received from the sale of the furnishings business, the tax refund, the guarantee of Safeguard and the working capital assets of the ongoing business will be sufficient to satisfy/support all of the bank debt.
     The Company has entered into an agreement with the parties from whom it acquired Maris, to significantly restructure the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. The principal sureties have agreed to release the Company from its indemnity obligations under certain construction projects in return for 300,000 shares of CenterCore stock, cash payments of $495,000 and additional payments equal to 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate. The Company has negotiated with principal vendors and is continuing to arrange repayment schedules with its vendors to supply the Company with materials needed to meet current requirements.
     Safeguard has agreed to contribute 2 million shares of its CenterCore common stock to the Company, sell 2.5 million shares of its CenterCore common stock to CenterCore management, and provide up to $3 million in advances to the Company to address current funding requirements of the downsized business which will be substantially utilized by the Company in 1995. Safeguard has funded approximately $2 million of this advance and plans to fund approximately $.4 million to cover the closings costs of the sale of the furniture division in August, leaving a balance of $.6 million available to the Company.

     As a result of the restructuring, the Company has emerged as a significantly downsized company. Availability of bonding on jobs will, at least in the near term, be limited. Bank financing may be available for limited working capital requirements to augment any advances from Safeguard. If these sources of funds prove to be inadequate or in the case of bank financing, unavailable, then the Company will have to seek additional funds from other investors in order to continue operations. There can be no assurance that new sources of funds, if required, will be available. Although the Company believes it will be able to continue to operate in this new downsized mode, continuation is contingent on the Company's ability to adequately reduce its cost structure to a point where it is supported by the new downsized operations.

Item 3    Defaults Upon Senior Securities

The Company has a revolving credit line under a secured bank credit agreement that expires on May 30, 1996. Availability of the credit line is subject to borrowing base requirements and compliance with loan covenants reduced to a maximum of $7.7 million as May 26, 1995. Due to the losses incurred, the Company is not in compliance with certain financial covenants under its bank credit agreement. The Company anticipates that it will continue to be in violation of the provision of the bank debt agreement unless it is successful in negotiating revised covenants at a level acceptable to the bank and one that the Company can realistically maintain which consider the anticipated future operating results. Since there can be no assurance that the Company will be successful in restructuring these covenants, the $5.9 million of formerly long-term bank borrowings have been reflected as a current obligation as the bank has the ability to request immediate loan repayment. However, if the bank exercises its ability to request immediate repayment and does not extend credit, the Company may be unable to continue to maintain operations. As of this time, however, the bank continues to extend credit to the Company under the existing borrowing base formula.

Item 6.   Exhibits

     (a)  Exhibits

          Number            Description

             27       Financial Data Schedule (electronic filing only)

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1995.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CENTERCORE, INC.
                         (Registrant)


Date: August 14, 1995    /S/ George E. Mitchell
                         George E. Mitchell,
                         President and Chief Executive Officer



Date: August 14, 1995    /S/ Frederick B. Franks III
                         Frederick B. Franks III,
                         Vice-President Finance and Treasurer
                         ( Principal Financial and Accounting Officer)