Form 10-Q
period 1995-09-30
CORE TECHNOLOGIES INC/PA
filed 1995-11-14
CIK 826330

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended   September 30, 1995
                    -------------------
                                    Commission File Number  000-17577
                                                            ---------

               CORE TECHNOLOGIES (PENNSYLVANIA), INC.
----------------------------------------------------------------------
         (Exact Name of registrant as specified in its charter)

Delaware                                         22-2537194
-----------------------------------------------------------------------
(state or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)


110 Summit Drive - Suite 200, Exton, PA          19341-2838
-----------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (610) 524-7000
                                                     --------------

                            CENTERCORE, INC.
-----------------------------------------------------------------------
               (Former name if changed since last Report)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                   No
                       ---                     ------

Number of shares outstanding as of        November 13, 1995

Common Stock                              8,887,326


                                                       PART I
                                        CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                            Consolidated Balance Sheets

                                                                                    September 30,       December 31,
                                                                                        1995               1994
                                                                                    -------------       ------------
                                                                                     (unaudited)
Assets

Current assets
   Cash                                                                             $    92,000        $   583,600
   Receivables, less allowances ($1,854,700 --1995; $2,864,700 --1994)                4,249,100          5,024,900
   Costs and estimated earnings in excess of billings on uncompleted contracts          526,500            292,500
   Inventories                                                                          729,900            625,700
   Notes receivable                                                                   1,243,400
   Income taxes receivable                                                                               1,357,900
   Other current assets                                                                 386,400            231,300
                                                                                    ------------       ------------
   Total current assets                                                               7,227,300          8,115,900

Net assets of discontinued operations                                                                    7,157,300

Plant and equipment
   Leasehold improvements                                                               155,400            155,400
   Machinery and equipment                                                              949,600            816,900
                                                                                    ------------       ------------
                                                                                      1,105,000            972,300

   Less accumulated depreciation and amortization                                      (595,200)          (385,400)
                                                                                    ------------       ------------
   Net plant and equipment                                                              509,800            586,900


Other assets
   Excess of cost over net assets of businesses acquired                                181,200            192,300
   Notes receivable                                                                   1,569,400
   Other                                                                                443,100            638,300
                                                                                    ------------       ------------
   Total other assets                                                                 2,193,700            830,600
                                                                                    ------------       ------------
                                                                                    $ 9,930,800        $16,690,700
                                                                                    ============       ============
See notes to consolidated financial statements



                                          CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                               Consolidated Balance Sheets

                                                                                       September 30,     December 31,
                                                                                           1995              1994
                                                                                       -------------     ------------
                                                                                        (unaudited)


Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                                    $  3,462,000      $ 5,885,500
   Accrued expenses                                                                       3,300,500        3,793,500
   Billings in excess of costs and estimated earnings on uncompleted contracts              709,900        1,419,800
   Current debt                                                                                   0        8,396,100
                                                                                       -------------     ------------
   Total current liabilities                                                              7,472,400       19,494,900

Long-term debt                                                                            4,707,700
Other liabilities                                                                           887,000          121,300

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.              1,500,000        1,500,000

Stockholders'  deficit
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
      Issued - (9,217,326 shares--1995; 10,767,326 shares--1994)                             92,200          107,700
   Additional paid-in capital                                                             7,983,900        7,923,400
   Accumulated deficit                                                                  (12,291,900)     (12,036,100)
   Treasury stock at cost - 330,000 shares                                                 (420,500)        (420,500)
                                                                                       -------------     ------------
   Total stockholders' deficit                                                           (4,636,300)      (4,425,500)
                                                                                       -------------     ------------
                                                                                       $  9,930,800      $16,690,700
                                                                                       -------------     ------------
See notes to consolidated financial statements






                                          CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                           Consolidated Statements of Operations
                                                        (UNAUDITED)

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
                                                                  1995             1994             1995             1994
                                                              -----------      ------------     ------------     ------------

Net sales                                                     $ 4,000,000      $ 8,647,600      $13,943,400      $27,507,300
Cost of goods sold                                              3,002,400        7,724,300       10,709,200       24,108,600
                                                              -----------      ------------     ------------     ------------
   Gross profit                                                   997,600          923,300        3,234,200        3,398,700

Expenses
   Sales and marketing                                            350,700          743,100        1,284,100        2,499,100
   General and administrative                                     418,100          900,600        1,631,100        2,789,600
   Interest                                                       196,600          200,200          574,800          435,100

                                                                  965,400        1,843,900        3,490,000        5,723,800
                                                              -----------      ------------     ------------     ------------

Income (loss) from continuing operations before income taxes       32,200         (920,600)        (255,800)      (2,325,100)
Benefit of income taxes                                                 0       (1,051,900)               0       (1,780,000)
                                                              -----------      ------------     ------------     ------------
Earnings (loss) from continuing operations                         32,200          131,300         (255,800)        (545,100)

Loss from discontinued operations                                       0         (772,000)               0       (1,841,100)
                                                              -----------      ------------     ------------     ------------
Net earnings (loss)                                               $32,200        ($640,700)       ($255,800)     ($2,386,200)
                                                              ===========      ============     ============     ============

Earnings (loss) per share
   Continuing operations                                           $  .00           $  .01           $ (.03)          $ (.05)
   Discontinued operations                                            .00             (.07)             .00           $ (.18)
                                                                      ---             -----             ---           -------
   Net earnings (loss)                                             $  .00           $ (.06)          $ (.03)          $ (.23)
                                                                   ======           =======          =======          =======
Weighted average shares outstanding                            10,696,800       10,437,000       10,524,200       10,437,000

See notes to consolidated financial statements









                                              CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                              Consolidated Statements of Cash Flows
                                                          (unaudited)
                                                                     Nine Months Ended September 30,

                                                                           1995             1994
                                                                       -----------      -----------

Operations
   Net loss                                                            $ (255,800)      $ (545,100)
   Loss from discontinued operations                                                    (1,841,100)

   Adjustments to reconcile net loss to cash from operations
      Depreciation and amortization                                       245,800          353,000
      Decrease in deferred taxes                                                           (81,100)
      Cash from discontinued operations                                 7,157,300        5,625,100

      Cash provided by (used in) changes in working capital items
                       Receivables                                        775,800          551,100
                       Inventories                                       (104,200)          51,800
                       Contracts in progress                             (943,900)      (2,278,800)
                       Other current assets                              (155,100)         (74,700)
                       Accounts payable                                (2,423,500)      (1,106,600)
                       Accrued expenses                                  (698,400)        (130,000)
                       Taxes on income                                  1,586,100       (1,988,200)
                                                                       -----------      -----------
Cash provided (used) by operations                                      5,184,100       (1,464,600)

Financing activities
   Borrowings (repayments) of debt                                     (5,543,000)       2,000,400

Cash provided (used) by financing activities                           (5,543,000)       2,000,400

Investing activities
   Expenditures for plant and equipment                                  (132,700)        (109,800)
   Other, net                                                                             (495,700)
                                                                       -----------      -----------
Cash (used) in investing activities                                      (132,700)        (605,500)
                                                                       -----------      -----------
Increase (decrease) in cash                                              (491,600)         (69,700)
Cash beginning of year                                                    583,600          376,900
                                                                       -----------      -----------
Cash end of period                                                     $   92,000       $  307,200
                                                                       ===========      ===========

See notes to consolidated financial statements





                         CORE TECHNOLOGIES, INC.
                Notes to Consolidated Financial Statements
                           SEPTEMBER 30, 1995

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



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
Overview

      In 1995 the Company decided to significantly downsize the Maris business by concentrating on the low voltage security and fire alarm business and selected smart highway applications. The majority of net sales in the third quarter of 1994 represented bonded correctional facility and airport projects that the Company has not pursued in 1995.

      Due to declining furniture sales, particularly to the federal government, the Company decided to dispose of the furnishings segment. On August 25, 1995 the Company sold all of the assets of the domestic furnishings segment including Corel Corporate Seating for cash and notes receivable. The Company has applied the proceeds of the sale to pay down its bank debt. The UK furnishings business will be sold to local management in return for notes receivable. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Accordingly, the furnishings segment has been presented as a discontinued operation.

      In connection with the above described sale of the Company's Furnishings Business, the Company has changed its name to Core
Technologies (Pennsylvania), Inc. This name change was approved by the stockholders of the Company at its 1994 Annual Meeting of Stockholders held on May 6, 1994.

      Effective September 29, 1995 Safeguard Scientifics (Delaware), Inc. contributed to the capital of the Company 2,000,000 shares of the Company's Common Stock and sold to George E. Mitchell, President and Chief Executive officer of the Company, Frederick B. Franks, III, Vice President and Chief Financial Officer of the Company and Philip J. Donnelly, a Vice President of the Company, an aggregate 2,500,000 shares of Common Stock. Prior to the above transactions, Safeguard was the beneficial owner of 66.55% of the Company's outstanding Common Stock. Subsequent to the above the above transactions, Safeguard became the beneficial owner of 36.05% of the Company's outstanding Common Stock. The above information regarding Safeguard's beneficial ownership of the common stock includes 15,000 shares of the Company's Convertible Preferred Stock which are convertible by Safeguard into 1,500,000 shares of Common Stock.

      Continuing operations reflect the results of the on-going businesses of Maris Equipment Company ("Maris") and Airo Clean. Because of the disposition of the furnishings segment and the change in the focus of the business, comparisons from year to year are not meaningful.

Review of continuing operations

      Net sales for the third quarter were $4.0 million compared to $8.6 million for the comparable period in 1994. Third quarter 1994 sales included $4.0 million of bonded correctional facility and airport projects which were subsequently turned over to the bonding companies.
The Company reported pre-tax income from continuing operations of $32,200 in the third quarter of 1995, versus a pre-tax loss of $920,600 from continuing operations in the third quarter of 1994. In the third quarter of 1994, the Company also reported a net loss from discontinued operations of $772,000 and received a tax benefit of income taxes in the amount of $1,051,900.

      For the nine months ended September 30, 1995, net sales were $13.9 million compared to $27.5 million for the same period in 1994. Last year's sales included $15.2 million of bonded correctional facility and airport projects which were subsequently turned over to the bonding companies. The pre-tax loss from continuing operations in the nine month period of 1995 was $255,800 compared to a pre-tax loss from continuing operations of $2,325,100 in the 1994 period.In the nine month 1994 period, the Company also reported a net loss from discontinued operations in the amount of $1,841,000, and received a tax benefit of income taxes in the amount of $1,780,000.

      Third quarter 1995 Maris sales were $3.1 million compared to $7.8 million in 1994. Maris had large bonded correctional facility and airport projects sales of $4.0 million in 1994. Maris sales for the nine month period ending September 30, 1995 were $10.3 million compared to $24.7 million for the same period in 1994. Maris 1994 sales included $15.2 million of large bonded correctional facility and airport projects for the same nine month period in 1994.

      Maris gross profits excluding large bonded correctional facility and airport projects as a percentage of sales increased to 22.8% in the third quarter of 1995 from 16.3% in the same period in 1994. Including large bonded correctional facility and airport projects Maris' gross profits as a percentage of sales were 9.6% for the third quarter of 1994. For nine months ending September 30, 1995, Maris' gross margin excluding large bonded correctional facility and airport projects was 20.8% compared to 17.4% in 1994. Including large bonded correctional facility and airport projects Maris' gross margin was 11.4% for nine months ending September 30, 1994.

      Third quarter 1995 Airo Clean sales were $.9 million compared to $.8 million in 1994. For nine months ended September 30, 1995, Airo
Clean sales were $3.6 million compared to $2.8 million in 1994.   Airo
Clean gross profit as a percentage of sales increased to 32.6% in the third quarter of 1995 from 21.5% in the same period in 1994. For the nine month period ending September 30, 1995, Airo Clean's gross margin as a percentage of sales was 30.1% compared to 20.6% in 1994. Airo Clean's improved margins can be attributed to selectively increasing its selling prices, improved manufacturing efficiencies and obtaining price concessions from its vendors.

      Sales and marketing expenses decreased in the third quarter of 1995 by $392,400 compared to 1994 due to cost reductions implemented at Maris and Airo Clean. Sales efforts at Maris are being concentrated in expanding the electronic security systems business, which typically has had higher gross profits than the effectively discontinued correctional facility and airport hardware construction business. The competitive environment and the difficulty in estimating costs and collecting revenues had adversely impacted Maris' 1994 gross margins on long-term correctional facility and airport construction projects. The shorter completion cycle coupled with a less competitive environment has enabled Maris to achieve higher gross margins in the electronic security systems business. The Company has elected to concentrate on the electronic security systems business due to the Company's expertise and the higher potential profits resulting from the relatively high gross margins.

      Marketing efforts at Airo Clean have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. In the third quarter 1995 Airo Clean acquired the Laminar Air Flow Patient product line from Isolation Technology Systems, a provider of sterile cleanroom products to the Health Care and Hospital industries. The purchase price is payable only out of the gross margin the Company receives on sales of this product line. Laminar air flow patient isolation is a necessary component of bone marrow transplant procedures and Airo Clean will use this new product line to enhance its offering to the hospital and health care markets.

      Third quarter 1995 general and administrative expenses decreased $482,500 compared to 1994 due principally to staff reductions and salary freezes implemented at Maris and Airo Clean. The Company continues to closely monitor and control costs and recognizes that a significantly downsized business in 1995 is necessary for survival. As a percentage of net sales, sales and marketing and general and administrative expenses increased slightly in the third quarter of 1995 compared to the third quarter of 1994, as a result of decreased sales. The Company believes that additional sales can be achieved without a proportional increase in business infrastructure.

      Interest expense in the third quarter of 1995 was $196,600 compared to $200,200 for the comparable period in 1994. The decrease in 1995 reflects a reduction in debt achieved through the use of the proceeds of the sale of the Company's furnishings segment

      The Company currently is not able to utilize any tax benefits from the losses incurred. The Company has generated an unrecorded loss carry forward of approximately $3 million which is available to off-set future income until the year 2010.

Liquidity and Capital Resources

      In August, 1995 the Company successfully negotiated an amendment to its existing bank credit agreement which now provides a $6.0 million credit line facility, and restructured financial covenants through March 31, 1997. This facility is secured by an aggregate $4.5 million letters of credit from Safeguard through June 30, 1997. Borrowings bear interest at prime plus 1 1/4% of the outstanding loan balance. The Company believes that the combination of afeguard's letters of credit and the working capital assets of the on going business will be sufficient to support the borrowing under this facility. As of November 13, 1995 outstanding borrowings under the credit facility were $4.7 million.

      In August 1995 as a result of the sale of the furnishings segment, $2.3 million cash consideration was applied to reduce the Company's outstanding bank borrowings. In addition to the cash consideration at close, the Company received an aggregate of $1.7 million in Installment Notes payable in 1996 and received a $2.0 million
Subordinate Note, which bears interest at a rate of 8% per annum. Interest commences to accrue on August 25, 1996. The principal amount of the Subordinate Note will be amortized on a seven year level schedule with semi-annual payments and a balloon payment due on August 25, 2000. Interest and principal payments will commence February 25, 1997. The aggregate purchase price of the Furnishings Business was $6.0 million which is almost $500,000 less than the estimated purchase price indicated in the Company's Information Statement mailed to its stockholder on August 4, 1995. The decrease in purchase price is due to the change in working capital (defined as accounts receivable plus inventory minus accounts payable).

      In the second quarter of 1995, the Company entered into an agreement with the parties from whom it acquired Maris, to significantly restructure the original purchase transaction. Under this agreement the seller agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. The principal sureties have agreed to release the Company from its indemnity obligations under certain construction projects in return for 300,000 shares of CenterCore stock, cash payments of $487,000 and additional payments equal to 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate. The
Company has negotiated with principal vendors and is continuing to arrange repayment schedules with its vendors to supply the Company with materials needed to meet current requirements.

      Safeguard has made cash advances to the Company totaling $887,000 to cover the closing costs of the sale of the furniture division and the cash payments to the sureties. Safeguard is not contractually obligated to satisfy any of the Company' obligations with the exception of the $4.5 million of letters of credit used as collateral under the Company's bank credit facility.

                       PART II      OTHER INFORMATION


Item 1.      Legal Proceedings

                Not applicable.

Item 2.      Changes in Securities

                Not applicable.

Item 3.      Defaults Upon Senior Securities

                Prior to August 25, 1995, the Company was not in compliance with certain financial covenants under its bank credit agreement although the bank continued to extend credit to the Company. Effective August 25, 1995, the bank waived the previous non-compliance and amended the financial covenants of the bank credit agreement. As of September 30, 1995, the Company was not in default of the amended bank credit agreement.

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The Company's Annual Meeting of Stockholders (the "Meeting") was held on August 24, 1995.

             (b) At the Meeting, each of the nominees for director, George E. Mitchell, Anthony A. Nichols and Richard P. Richter were elected to the Board of Directors by the affirmative vote of 8,894,757 shares, with 0 voting against and 0 abstentions or withheld votes.

             (c)   In addition to the election of directors, at the
                   Meeting:

                  (i) The stockholders approved a proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock which may be issued upon exercise of options granted or to be granted from 500,000 to 1,200,000; and

                  (ii) The stockholders adopted a proposal to approve the sale of the Company's furnishings business. This transaction is described in the Company's current Report on Form 8-K dated August 25, 1995.

             Each of the above proposals was approved by the affirmative vote of 8,894,757 shares, with 0 voting against the proposal and 0 abstentions.


Item 5.      Other Information

                Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Number

                   10.1 Second Amendment to Loan and Security Agreement between the Company, certain of its affiliates and Mellon Bank, dated August 25, 1995

                   27 Financial Data Schedule (electronic filing only)

             (b)   Reports of Form 8-K

                   The Company filed two current reports on From 8-K which were dated during the quarter for which this quarterly report is filed:

                   (i)    Current report dated August 25, 1995,
                          reported Item 3, Item 5 and Item 7 and
                          incorporated by reference pro forma
                          financial information required pursuant to
                          Article 11 of Regulation S-X from the
                          Company's definitive Information Statement dated August 4, 1995.

                   (ii)   Current Report dated September 29, 1995
                          reported Item 1 and contained no financial statements.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                     (Registrant)


Date:  November 13, 1995     /s/ George E. Mitchell
                             ----------------------------------
                                 George E. Mitchell,
                                 President and Chief Executive Officer




Date: November 13, 1995      /s/ Frederick B. Franks, III
                             ----------------------------------
                                 Frederick B. Franks, III
                                 Vice President - Finance and Treasurer
                                 (Principal Financial and Accounting
                                   Officer)



             SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT


      This Second Amendment to Loan and Security Agreement ("Second Amendment") is made this 25th day of August, 1995 by and among CENTERCORE, INC. ("CenterCore"), CENTERCORE CANADA, INC. ("CCI"), CENTERCORE SYSTEMS OF PENNSYLVANIA, INC. ("CSPI"), CENTERCORE U.K. LIMITED ("CUK"), CENTERCORE OFFICE ENVIRONMENTS (S.A.) LTD. ("COE"), MARIS EQUIPMENT CO, INC. ("Maris"), AIRO CLEAN, INC. ("Airo Clean") and COREL CORPORATION SEATING, INC. ("COREL") (CenterCore, CCI, CSPI, CUK, COE, Maris, Airo Clean and Corel to be referred to hereinafter collectively as "Borrowers" and each to be referred to singularly as a "Borrower") and MELLON BANK, N.A. ("Lender").

                                BACKGROUND

      A. On March 4, 1994, Borrower and Lender entered into a certain Loan and Security Agreement, as previously amended ("Loan Agreement") and certain agreements, documents and instruments related thereto (together with the Loan Agreement, the "Existing Financing Agreements").
      B. Borrowers have informed Lender that Centercore and Corel would like to sell certain of their assets ("Assets Being Sold") pursuant to and as described in that certain Asset Purchase Agreement dated May 26, 1995 among The CenterCore Group, Inc. ("Buyer") and CenterCore and Corel ("Purchase Agreement") and certain other agreements, documents and instruments related thereto (collectively, "Asset Sale Agreements"). Borrowers have asked Lender for permission to sell such Assets Being Sold free and clear of Lender's existing liens thereon ("Asset Sale").
      C. Borrowers have also requested that Lender waive certain existing defaults under the Existing Financing Agreements and make certain modifications to the Existing Financing Agreements.
      D. Lender has agreed to waive such defaults and to amend the Existing Financing Agreements in accordance with the terms and conditions hereof.
      E. All capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Loan Agreement.
      NOW THEREFORE, with the foregoing background incorporated by reference herein and made a part hereof, the parties hereto, intending to be legally bound, promise and agree as follows:

SECTION 1.  THE REVOLVING CREDIT
      1.1. Affirmation of Revolving Credit. The outstanding principal balance of all Advances under the Revolving Credit is, as of August 24, 1995, $6,183,534.60, which amount, together with all accrued but unpaid interest, fees and expenses related thereto, is owing without defense, setoff, counterclaim, recoupment or deduction of any nature.
      1.2. Maximum Revolving Credit Amount.  The definition of
Maximum Revolving Credit Amount as set forth in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and replaced by the following:
      Maximum Revolving Credit Amount --$6,000,000, which may, in Lender's discretion, be reduced by all payments under the Asset Purchase Agreements, and the New Safeguard Guaranty, received by Lender from time to time.
      1.3. Extension of Revolving Credit Maturity Date.
           (a) The definition of Revolving Credit Maturity Date as set forth in the Section 1.1 of Loan Agreement is hereby deleted in its entirety and replaced by the following:
           Revolving Credit Maturity Date -  March 31, 1997.
           (b) The Loan Agreement is hereby amended by deleting subsection 2.1(c) thereof in its entirety and replacing such subsection with the following:
           (c) The term of the Revolving Credit shall expire on the Revolving Credit Maturity Date. On such date, all of the outstanding Obligations under the Revolving Credit, unless having been sooner demanded by Lender pursuant to the terms hereof or of the Revolving Credit Note, shall be due and payable in full and after which due date no further advances or extensions of credit shall be available from Lender.
      1.4 Revolving Credit Limits. The Loan Agreement is hereby amended by deleting Section 2.2 thereof in its entirety and replacing such Section with the following:
           2.2. Revolving Credit Limits. Subject to the terms and conditions of this Agreement, at no time shall the aggregate Revolving Credit Loans exceed the lesser of (i) the Maximum Revolving Credit Amount; and (ii) the aggregate sum (the "Borrowing Base") of (x) fifty percent (50%) of Qualified Accounts of Maris; (y) eighty percent (80%) of Qualified Accounts of Airo Clean; and (z) the undrawn face amount of the Safeguard $3,940,000 Letter of Credit (as defined in the Second Amendment to Loan and Security Agreement dated August 25, 1995); provided however, that Advances against accounts of Airo Clean shall not exceed Seven Hundred and Fifty Thousand ($750,000) Dollars and; Advances against accounts of Maris shall not exceed Two Million ($2,000,000) Dollars.
      1.5 Interest. (a) The definition of Prime Based Loan as set forth in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and replaced with the following:
           Prime Based Loan - That portion of the Revolving Credit
           Loans on which interest accrues at the per annum rate equal to one and one quarter percent (1 1/4%) in excess of Lender's Prime Rate.
           (b) The Loan Agreement is further amended by deleting the first sentence of Section 2.4(a) thereof and replacing such sentence with the following:
           The unpaid principal balance of cash Advances under the Revolving Credit shall bear interest, subject to the terms hereof, at the per annum rate equal to one and one-quarter percent (1 1/4%) in excess of Lender's Prime Rate.

SECTION 2.  AFFIRMATIONS.
      2.1 Affirmation of Lien and Debt. Except as expressly provided in this Agreement, (a) Borrowers each covenant, confirm and agree that as security for the Obligations, Lender has, and shall continue to have, and is hereby granted a continuing lien on and security interest in the Collateral, including without limitation, all rights to receive any payments of any kind at any time due or to become due under the Asset Sale Agreements (including without limitation the Subordinated Note and Installment Payments, as defined in the Purchase Agreement) and the rights of Borrowers, or any of them, thereunder, (b) nothing herein contained is intended in any way to limit or impair or release any liens, security interests or encumbrances that Lender already has or may have in any Borrowers' property, and (c) nothing herein contained is intended to discharge, release, satisfy or alter any existing indebtedness or obligations of Borrowers or any of them to Lender.
      2.2 Further Assurances. Upon the execution of this Second Amendment, and thereafter as may be reasonably requested by Lender, Borrower shall take all actions requested by Lender, including without limitation, executing and delivery all assignments, instruments, documents and agreements deemed necessary by Lender to further assist Lender in effectuating the terms and intent of the Existing Financing Agreements and this Second Amendment and in assuring continued effective and proper perfection of Lender's liens, security interests and encumbrances in the Collateral. Without limiting the generality of the foregoing, Borrowers shall (a) deliver to Lender the original Subordinated Note upon their receipt thereof, (b) make all necessary arrangements so that all payments under the Asset Purchase Agreements are made directly to Lender, and (c) execute all UCC-3 amendments or other documents requested by Lender as a result of CenterCore's name change referenced in paragraph 4.7 below.

SECTION 3.  AMENDMENT FEE
      3.1. Amendment Fee. Contemporaneously with the execution hereof, Borrower shall pay to Lender the sum of Sixty Thousand Dollars ($60,000) ("Amendment Fee").

SECTION 4.  REPRESENTATIONS AND WARRANTIES
      Each Borrower warrants and represents to Lender that:
      4.1  Prior Representation.  By execution of this
 Second Amendment, each Borrower reconfirms all warranties and representations made to Lender under the Existing Financing Agreements and restates such warranties and representations as of the date hereof, all of which shall be deemed continuing until all of the Obligations are paid and satisfied in full.
      4.2 Authorization. The execution and delivery by each Borrower of this Second Amendment and the performance by each of them of the transactions herein contemplated are and will be within their respective corporate or partnership powers, as applicable, have been duly authorized by all necessary corporate or partnership action, and are not and will not be in contravention of any order of court or other agency of government, of law or the terms of any Borrower's Articles of Incorporation, Bylaws, Partnership Agreement or Certificate of Limited Partnership or of any indenture, agreement or undertakings to which any of them is a party or by which the property of any such Borrower is bound, or be in conflict with, result in a breach of, or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or undertaking or result in the imposition of any lien, charge or encumbrance of any nature on any of the properties of each such Borrower.
      4.3 Valid, Binding and Enforceable. This Second Amendment and any instrument, document or agreement executed and delivered in connection herewith, will be valid, binding and enforceable in accordance with their terms.
      4.4 Events of Default under Existing Financing Agreements. After taking into account the waivers contained in Section 9 herein, no default or Event of Default has occurred or is currently existing and no event has occurred, which with the passage of time, giving of notice, or both, would result in a default or Event of Default occurring under any of the Existing Financing Agreements.
      4.5 Asset Sale Agreements. Borrowers have delivered to Lender true and correct copies of all Asset Sale Agreements.
      4.6 Closing of Asset Sale. Subject only to the execution and delivery of this Second Amendment, the closing of the Asset Sale has been unconditionally concluded under the terms of the Asset Sale Agreements.
      4.7 Name Change. Borrowers have informed Lender and hereby confirm that, immediately following the date hereof, CenterCore shall change its name to "Core Technologies, Inc."

SECTION 5.  BORROWER'S COVENANTS.
      5.1 No Obligations. Borrowers acknowledge and agree that Lender has no duty or obligation to perform any undertaking, agreement or liability of any kind of Borrowers under any of the Asset Sale Agreements.
      5.2 Amendment of Asset Sale Agreements. Borrowers shall not amend any of the terms of any of the Asset Sale Agreements without the prior written consent of Lender.
      5.3 Lender Expenses. Borrowers acknowledge and affirm their obligations to pay all costs and expenses previously incurred by Lender in connection with the Existing Financing Agreements as well as all expenses incurred by Lender in connection with this Second Amendment, and all other expenses and costs of Lender as provided in Section 9.5 of the Loan Agreement.
       5.4  Financial Covenant Modifications.
            (a) Section 6.12(a) (Capital Expenditures) is modified to provide that Borrowers shall not expend for Capital Expenditures, on a consolidated basis, more than $200,000 in any fiscal year, on a non-cumulative basis.
            (b) Section 6.12(b) (Working Capital) is modified to provide that Borrower shall have and maintain Working Capital, on a consolidated basis, of not less than (i.e., the actual number, if negative, must be a smaller negative number than the applicable negative number set forth below) the following amounts as of and during the following periods:
            ($6,200,000)          8/31/95 through 10/30/95
            ( 6,050,000)         10/31/95 through 12/30/95
            ( 5,800,000)         12/31/95 through  3/30/96
            ( 5,750,000)          3/31/96 through  6/29/96
            ( 5,700,000)          6/30/96 through  9/29/96
            ( 5,650,000)          9/30/96 through 12/30/96
            ( 5,600,000)         12/31/96 and thereafter
            (c) Section 6.12(c) (Effective Net Worth) is modified to provide that Borrower shall have and maintain an Effective Net Worth, on a consolidated basis, of not less than (i.e., the actual number, if negative, must be a smaller negative number than the applicable negative number set forth below) the following amounts as of and during the following periods:
            ($3,850,000)          8/31/95 through 10/30/95
            ( 3,675,000)         10/31/95 through 12/30/95
            ( 3,475,000)         12/31/95 through  3/30/96
            ( 3,425,000)          3/31/96 through  6/29/96
            ( 3,375,000)          6/30/96 through  9/29/96
            ( 3,325,000)          9/30/96 through 12/30/96
            ( 3,275,000)         12/31/96 and thereafter
            (d) Section 6.12(e) (Net Income) is modified to provide that Borrowers shall achieve a Net Income, on a consolidated basis, of not less than ($400,000) for the fiscal year ending December 31, 1995 and $200,000 for the fiscal year ending December 31, 1996.
            (e)   Section 6.12(f) (Current Ratio) is modified to
provide that Borrowers shall have and maintain a Current Ratio, on a consolidated basis, of not less than the following as of and during the following respective periods:
            0.67 to 1          8/31/95 through 12/30/95
            0.65 to 1         12/31/96 through  6/29/96
            0.57 to 1          6/30/96 through 12/30/96
            0.55 to 1         12/31/96 and thereafter

SECTION 6.  LETTERS OF CREDIT.
      As additional security for the Obligations, Borrowers shall cause Safeguard Scientifics, Inc. ("Safeguard") to deliver to Lender (a) two
(2) Standby Letters of Credit; one in the face amount of $3,940,000 ("Safeguard $3,940,000 Letter of Credit") and the other in the face amount of $600,000, each in form and substance, and to be drawn on conditions satisfactory to Lender (collectively, "Letters of Credit"), and (b) its guaranty, in form and substance satisfactory to Lender, covering the first Installment Payment due under the Purchase Agreement ("New Safeguard Guaranty").

SECTION 7.  WAIVER.
      Each Borrower represents and warrants to Lender that all Events of Default existing as of this date are set forth on Exhibit A attached hereto and made part hereof ("Existing Defaults"). In consideration of the terms and conditions hereof, Lender hereby waives all such Existing Defaults. Such waiver shall not constitute a waiver of any subsequent defaults or Events of Default under the Existing Financing Agreements, as amended hereby or hereafter amended or modified. Upon the occurrence of any such future defaults or Events of Default, Lender shall be entitled to exercise any power, right or remedy available to it whether under the Existing Financing Agreements as amended hereby or as further modified or amended, at law, or equity, or both. All such powers, rights and remedies shall be cumulative and not exclusive of any other power, right or remedy of Lender.

SECTION 8.  CONSENT OF LENDER.
      Upon this Second Amendment becoming effective pursuant to its terms, Lender hereby consents to the Asset Sale on the terms set forth in the Asset Sale Agreements and releases its liens upon the Assets Being Sold.

SECTION 9.  INCORPORATION INTO EXISTING FINANCING AGREEMENTS.
      This Second Amendment and all instruments, documents and agreements executed in connection herewith are incorporated into and made a part of the Existing Financing Agreements, the terms and provisions of which, unless expressly modified by this Second Amendment, are each ratified and confirmed and continue unchanged and in full force and effect.

SECTION 10.  CONDITIONS TO EFFECTIVENESS.
      The effectiveness of this Second Amendment is subject to the satisfactory completion, as determined by Lender, of the following conditions. All documents required to be delivered to Lender shall be in form and substance satisfactory to Lender and its counsel.
      10.1  Second Amendment to Loan and Security Agreement. This
Second Amendment executed and delivered by each Borrower and Lender.
      10.2 Authorization Documents. Each Borrower shall have delivered to Lender evidence that all necessary corporate action authorizing such Borrower's execution of and performance under this Second Amendment has been taken.
      10.3 Event of Default. Other than those Events of Default waived pursuant to Section 7 herein, there are no defaults or Event of Default outstanding under the Existing Financing Agreements as of the date hereof.
      10.4 Lender's Expenses. Borrowers shall have paid all expenses (including, without limitation, all counsel fees and costs and all search costs and filing fees) incurred by Lender in the preparation and negotiation and documentation of this Second Amendment and all prior agreements with Lender for which Borrowers have been billed.
      10.5 Collateral Documents. Borrowers shall have delivered to Lender all documents which Lender deems necessary to obtain and/or maintain a perfected security interest in all Collateral.
      10.6 Asset Sale Agreements. Borrowers shall have delivered to Lender true and correct copies of the Asset Sale Agreements.
      10.7 Amendment Fees. Borrowers shall have paid to Lender the Amendment Fee described in Section 3 above.
      10.8 Limited Guarantees. Borrowers shall have caused to be delivered to Lender limited personal guaranties executed by George Mitchell and Fred Franks, respectively.
      10.9 Replacement Support Agreements. Borrowers shall have caused to be delivered to Lender a new Support Agreement and Validity Guaranty (independent of the Guaranties referred to in paragraph 10.8 above) from each of George Mitchell and Fred Franks in substitution for the Support Agreements previously delivered by them to Lender.
      10.10 Safeguard Guaranty. Borrowers shall have caused to be delivered to Lender the New Safeguard Guaranty.
      10.11 Letters of Credit. Borrowers shall have caused to have been delivered to Lender the Letters of Credit.
      10.12 Evidence of Indebtedness. Borrower shall have delivered to Lender all notes, instruments and other evidence of indebtedness executed in connection with the Asset Sale and all assignments deemed necessary by Lender to perfect its lien on Borrowers' rights under the Asset Sale Agreements.
      10.13 UCC-1's. Borrowers shall have caused to be delivered to Lender such UCC-1 Financing Statements to be filed against Buyer in connection with the Asset Sale noting Lender as Borrower's assignee as Lender shall require.
      10.14 Other Documents. Borrowers shall have delivered such other documents, instruments and agreements required by Lender.
      10.15. Limits on Closing Date Advances. As of the date of execution and effectiveness of this Second Amendment, the principal balance of all Advances under the Revolving Credit (after taking into account the cash payment under the Purchase Agreement, assuming (as is required by Lender) such payment has been received by Lender) shall not exceed $4,800,000 and the excess borrowing availability under the Borrowing Base (as defined above) shall not be less than $400,000.

SECTION 11.  MISCELLANEOUS
      11.1 Integrated Amendment. The Existing Financing Agreements and this Second Amendment shall be construed as integrated and complementary of each other, and as augmenting and not restricting Lender's powers, rights, remedies and security. If, after applying the foregoing, an inconsistency still exists, the provisions of this Second Amendment shall control.
      11.2 Headings. The headings of any paragraph of this Second Amendment are for convenience only and shall not be used to interpret any provision of this Second Amendment.
      11.3 Survival. All warranties, representations and covenants made by any Borrower herein, in the Existing Financing Agreements or any agreement referred to herein or on any certificate, document or other instrument delivered by any Borrower or on such Borrower's behalf under this Second Amendment, shall be considered to have been relied upon by Lender. All warranties, representations and covenants made by any Borrower hereunder or under any other agreement or instrument shall be deemed continuing until the Obligation are satisfied in full.
      11.4 Successors and Assigns. This Second Amendment shall inure to the benefit of and be binding upon the successors and assigns of Lender. No rights are intended to be created hereunder or under any related instruments, documents or agreements for the benefit of any third party beneficiary. Borrowers may not assign their rights or delegate their duties hereunder.
      11.5 Governing Law. This Second Amendment and the rights and obligations of the parties hereto shall be governed by and interpreted in accordance with the laws of the Commonwealth of Pennsylvania without regard to its otherwise applicable principles of conflict of law.
      11.6 Severability. The invalidity or unenforceability of any provision of this Second Amendment shall not affect the validity or enforceability of the remaining provisions.
      11.7 Waivers. Neither any failure nor any delay on the part of Lender in exercising any right, power or privilege hereunder or under the Existing Financing Agreements shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of that or any other right, power or privilege.
      11.9 Counterparts. This Second Amendment may be executed by the parties hereto in several counterparts, each of which constitutes an original and all such counterparts taken together shall constitute one and the same agreement.
      IN WITNESS WHEREOF, the undersigned parties have executed this Second Amendment the day and year first above written.

                        BORROWERS:

                        CENTERCORE, INC.

                        By: /s/

                        Attest:/s/


                        CENTERCORE CANADA, INC.

                        By:/s/

                        Attest:/s/


                    (Signatures continued on following page)



                   (Signatures continued from previous page)



                        CENTERCORE SYSTEMS OF PENNSYLVANIA, INC.


                        By: /s/

                        Attest: /s/


                        CENTERCORE U.K. LIMITED

                        By: /s/

                        Attest: /s/


                        CENTERCORE OFFICE ENVIRONMENTS (S.A.) LTD.

                        By:/s/

                        Attest:/s/


                        MARIS EQUIPMENT COMPANY, INC.

                        By: /s/

                        Attest: /s/


                        AIRO CLEAN, INC.

                        By: /s/

                        Attest: /s/


                        COREL CORPORATION SEATING, INC.

                        By:/s/

                        Attest: /s/


                        LENDER

                        MELLON BANK, N.A.

                        By: /s/