Form 10-K
period 1995-12-31
CORE TECHNOLOGIES INC/PA
filed 1996-03-29
CIK 826330

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995    Commission File Number  000-17577
-------------------------------------------                           ----------

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                        22-2537194
----------------------------------------                    ---------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

110 Summit Drive, Exton, PA                                       19341
----------------------------------------                    ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (610) 524-7000
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
         Title of Each Class                               on which registered
         -------------------                              ---------------------
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

          Yes              X                          No
                        -------                               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Aggregate market value of voting stock held by non-affiliates (based on the average of the bid and asked prices as quoted on the NASD's Electronic Bulletin Board on March 19, 1996) was approximately $1,415,127. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 4, 1996 that it is the beneficial owner of 10% or more of the outstanding Common Stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 19, 1996:

                          Common Stock 8,887,326 Shares




DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference in this Form 10-K.

                                     PART I


Item 1(a).        General Development of the Business

         Prior to 1993, Core Technologies (Pennsylvania), Inc. (formerly CenterCore, Inc., the "Company") was engaged solely in the business of designing, manufacturing and distributing modular workstation systems and a line of complementary office products, including air management systems for temperature blending and breathing zone filtration. In February 1993, the Company, through a subsidiary, acquired the assets and assumed the liabilities of Airo Clean Engineering, Inc. ("Airo Clean"), a designer and manufacturer of cleanroom and air filtration components and systems serving industry and the hospital and health care markets. In September 1993, the Company, through a subsidiary, purchased substantially all of the assets and assumed certain liabilities of Maris Equipment Company ("Maris"), a specialty contractor providing integration, installation and servicing of advanced electronic systems for security access control, fire alarm, sound, communications and other applications on a nationwide basis. These acquisitions were part of the Company's overall strategy to improve the Company's operating performance by penetrating new and growing markets to compensate for the government spending decline in the market of the Company's furnishings segment.

         In 1995, the Company took steps to downsize its business, concentrate on growing marketplaces with less reliance on government spending, and pay back its bank debt as quickly as possible. On August 25, 1995, the Company sold all of the assets relating to its furnishings business to a corporation organized by the principals of the Apollo Group, Inc., an organization unaffiliated with the Company and its principals. The assets sold included the rights to the name "CenterCore", and subsequent to the transaction, the Company changed its corporate name to Core Technologies (Pennsylvania), Inc. In the acquisition, the Company received $2.3 million in cash, $1.7 million in installment notes payable in 1996 and a $2.0 million subordinated note, which bears interest at a rate of 8% per annum commencing August 25, 1996. The payments due on the installment notes have been reduced by $847,000 representing the value of receivables remaining uncollected 120 days after closing plus a $50,000 collection fee. The Company now owns the receivables which were not collected, expects to collect a substantial portion of these in 1996 and, through March 1, 1996, approximately $340,000 of these receivables had been collected by the Company . The principal amount of the subordinated note will be amortized on a seven year level schedule with semi-annual payments and a balloon payment due on August 25, 2000. Interest and principal payments will commence on February 25, 1997. The installment payments and the subordinated note are subordinated to the buyer's senior debt.

         The cash received by the Company in the sale of the furnishings business was used to reduce the Company's outstanding bank borrowings. Simultaneously, the Company negotiated an amendment to its agreements with the bank to provide a $6.0 million credit line facility through March 31, 1997. The new facility is secured by an aggregate of $4.5 million letters of credit from Safeguard Scientific (Delaware), Inc. ("Safeguard") through June 30, 1997. The Company's financial restructuring in 1995 also included the contribution to the capital of the Company of 2,000,000 shares of the Company's common stock by Safeguard, previously the Company's majority shareholder. Safeguard simultaneously sold an aggregate 2,500,000 shares of the Company's common stock to officers of the Company. See Item 13. As a result, while Safeguard remains the Company's largest shareholder, Safeguard's beneficial ownership of the Company's common stock was reduced below 50%.

         In 1995, the Company also sold its Canadian operation to Safeguard. Safeguard sold this operation in February 1996, and the proceeds of the sale were assigned to the Company. See Item 13.

         In 1995 the Company significantly downsized Maris' operations to concentrating on the low voltage security and fire alarm business and selected "smart highway" operations. Smart highway programs involve the integration and installation of communications networks for automated traffic management systems. In connection with this downsizing, Maris turned over to its surety companies all of its bonded construction projects in progress. See Item 7. These changes in Maris' business allowed Maris to achieve an operating profit in the fourth quarter of 1995.

         The Company's operations are now concentrated in Maris' non-bonded projects and Airo Clean's air filtration business. The air filtration business grew in 1995, particularly in the health care and hospital field. In 1995, the Company acquired a new product line employing the Laminar Air Flow Patient Isolation technology, which is a necessary component for bone marrow transplant procedures.


Item 1(b).        Financial Information about Industry Segments

         Financial information about the Company's industry segments is contained in footnote 16 to the Consolidated Financial Statements contained in
Item 14 below.

Item 1(c).        Narrative Description of Business


SECURITY SYSTEMS

Products and Services

         The Company, through its wholly owned subsidiary, Maris Equipment Company, Inc. ("Maris"), provides low voltage electronic security systems to the commercial and institutional markets. Products include fire alarm systems, closed circuit television surveillance systems, card access security and alarm monitoring systems, paging and intercom systems, hospital communications systems, parking and revenue control systems and programmable logic controller based central alarm and control systems. The Company no longer intends to pursue large, bonded correctional facility and airport projects, and will no longer provide correctional detention hardware, such as doors, security glazing and access operating devices, to the correctional marketplace. Maris is also pursuing a developing market--the "smart" highway program--which entails the integration and installation of communications networks for automated traffic management systems such as re-routing access lanes on bridges, tunnels and superhighways as traffic patterns fluctuate throughout the day. Because the "smart" highway projects are for state or federal transportation departments, Maris may be required to provide surety bonds as a condition to winning these jobs. It is likely that availability of bonding at Maris will be limited, at best, in the near future. This may inhibit the rate of growth of the Company's business in the "smart" highway program.

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

Marketing and Distribution; Contracting Practices

         Maris has significantly reduced its marketing and sales staff in accordance with its downsized business. The Company maintains a sales force in its headquarters in Exton, Pennsylvania and in its regional office in Austin, Texas. It also has satellite operations in San Antonio, Texas, New York City, New York and Carson City, California.

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

Design and Development; Product Availability; Inventory

         As an integrator, Maris purchases proprietary products for integration and installation at customer facilities or construction sites. The Company does not manufacture, design or develop any of its systems. The Company is a party to a number of distribution agreements with the major manufacturers of the systems which it provides. The Company has negotiated purchasing terms with its major suppliers to provide products for Maris' projects. The Company will continue to negotiate terms with a wider variety of suppliers, some of whom have had the Company on credit arrangements which were stricter than usual terms. The Company's relationships with several different suppliers allows the Company to provide the latest technology to its markets without the necessity of designing and developing new products. The Company maintains only a sufficient amount of inventory as may be necessary to provide materials for warranty service and repairs.

Revenue Recognition and Backlog

         The Company recognizes revenues on a percentage of completion basis. Backlog consists of the uncompleted portion of the contracts. The backlog for the security systems segment (excluding projects which have been turned over to sureties) was approximately $6.8 million at December 31, 1995 as compared with approximately $9.2 million at December 31, 1994. The Company anticipates that approximately 91% of the backlog will be fulfilled during 1996. The remaining backlog relates to performance under long-term service contracts.

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

U. S. Government Sales and Dependence on Significant Customers

         In the past, the Federal Bureau of Prisons had been a substantial direct and indirect customer of Maris. In 1994, Maris generated revenues constituting 13% of the Company's revenues from one federal correctional facility project. Maris' contract on that project was with Omni Construction, the general contractor for the project. However, the Company expects that it will do very little work on federal or state correctional facilities in the future. Maris has also performed in the past numerous large airport projects for different customers, generally lasting not more than 12 months. These projects had resulted in single customers accounting for significant portions of Maris' revenues in any single year. Maris surety companies have taken over all of its bonded correctional facility and airport jobs, and Maris does not intend to perform any more large bonded correctional facility or airport projects for the foreseeable future, although it may perform a number of smaller projects for a single institutional customer. No single securities systems customer accounted for more than 10% of consolidated revenues in 1995 and the Company does not expect any single customer to account for 10% or more of the Company's consolidated revenues in 1996. See Item 7 for a summary of sales and gross margins for correctional facility and airport projects compared to other projects.

Seasonality

         The security systems business is not subject to any material seasonal fluctuations.


AIR FILTRATION PRODUCTS

Products

         The Company designs, manufactures and distributes through its wholly owned subsidiary, Airo Clean, Inc. ("Airo Clean"), air filtration components and systems which are used in a variety of industries which require particle-free, ultra clean working environments, as well as patient isolation devices for hospital and health care applications.

         The two room-size cleanroom systems manufactured and distributed by the Company are the UDF Perforated Ceiling System and the UltraGuard(R) HEPA/Fan Module Ceiling System, both of which can be delivered prepackaged using standard components or can be custom designed to meet precise client specifications. The UDF Perforated Ceiling System provides mass air displacement for a more uniform distribution of clean air throughout a cleanroom environment and other critically controlled areas. The UltraGuard HEPA/Fan Module Ceiling System is a pressurized plenum system which utilizes a self-powered blower and HEPA filter packaged together in one compact housing which can be installed in a suspended ceiling grid.

         The Company also manufactures and distributes several application specific, modular cleanroom systems which are available in a number of prepackaged sizes or can be customized to meet special requirements:

         o The BioShield(TM) air filtration unit, a health care product introduced late in 1993, is an air scrubbing product for controlling airborne pathogens. The product is targeted for the health care industry. The BioShield product meets or exceeds the Center for Disease Control guidelines for hospital isolation rooms, which require a minimum of 6 air changes per hour. The guidelines were issued during the fourth quarter of 1994. The Company expects these guidelines to have a positive impact on BioShield sales, and is aggressively promoting the product.

         o The Microlab(R) portable cleanroom can be set up by one person and operational within 30 minutes to provide Class 100 air for sanitized operations such as animal studies, health care, hybrid electronics, and medical device assembly. The Microlab unit's compact design fits through standard 36" doorways, can be expanded by linking multiple units together where additional space is required, and can be quickly moved to another location or folded and stored until needed again.

         o The CleanStation(R) single-pass softwall cleanroom is available in 15 sizes for Class 100, 1,000 or 10,000 air requirements and is designed for customers with limited budgets requiring fast delivery and quick setup using standard tools. The Flexi-Jet(TM) system is an economical solution that supplies HEPA-filtered Class 100 air to a large area for industrial and institutional applications that require minimal dust and other airborne contaminants. The BioLock(R) is a portable, transparent clean air isolation enclosure used for temporary isolation needs. The PureZone(TM) product is specifically targeted to the commercial market and can be wall-mounted or retrofitted on existing furniture systems.

         o In the third quarter of 1995, the Company acquired the Laminar Air Flow Patient Isolation product line. Laminar Air Flow Patient Isolation technology is a necessary component for bone marrow transplant procedures. The products consist of modular components which can be managed in varied configurations to create a room environment providing patient isolation. The evolution in design refinements stems from more than a quarter million patient hours of experience. The Company assembles the components at its Exton facility and the product is then disassembled and reconstructed in the on-site hospital settings. The room air is HEPA-filtered continually to provide maximum levels of cleanliness for the patient.

Patents and Proprietary Rights

         The Company has a number of patents, patent applications, patent licenses and trademarks with respect to various air filtration products. The Company's issued patents and patent licenses expire between 2008 and 2011. The Company believes that these patents and trademarks help differentiate the Company's product offerings, but price and flexibility of product offerings are equally important competitive factors.

Marketing and Distribution

         The Company primarily conducts its sales and marketing activities for its cleanroom and other indoor air quality products from its Airo Clean facility located in Exton, Pennsylvania. The Company markets and sells these products to a wide variety of end-users throughout the United States through a network of independent dealers and manufacturers' representatives primarily located in the eastern United States. Some of the dealers have exclusive rights to sell the Company's air filtration products to specific markets in a defined territory, so that a territory servicing different markets may have more than one dealer. These dealers are paid commissions for product sales. Customers of cleanroom products include a variety of manufacturing operations, including biomedical, microelectronics, medical devices, pharmaceuticals, and the hospital and health care markets.

         The Company also has a distributor in Singapore which accounted for approximately 18% of the sales of the air filtration products segment in 1995, and approximately 19% in 1994.

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

Raw Materials and Supplies

         The Company's air filtration products include specific filters, blowers and electronic components that are assembled with steel assemblies and cabinets which constitute the majority of the products. Some of these items are custom made for the Company and require coordination from qualified vendors to assure availability of various electronic and steel assemblies. If any supplier should terminate its relationship for any reason, the Company anticipates that it will be able to develop, or obtain from other sources, substitute components without sustaining any material adverse effects.

Backlog

         The backlog for the air quality segment was approximately $2.4 million at December 31, 1995, compared to approximately $1.4 million at December 31, 1994. The Company anticipates that this backlog will be fulfilled in 1996.

         Backlog primarily represents firm accepted orders for air filtration products. Although orders included in backlog may be canceled or rescheduled by the customer, cancellations are uncommon and cancellation or restocking charges may apply to a canceled order.

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

U.S. Government Sales and Dependence on Significant Customers

         Airo Clean does not sell any material amount of products to the U.S. government. Airo Clean has one distributor located in Singapore which sells products in China and Southeast Asia, and which accounted for approximately 18% of Airo Clean's total revenues in 1995. The loss of this distributor would have a material adverse effect on Airo Clean's business. To the Company's knowledge, no end user of Airo Clean's products accounted for over 10% of the Company's consolidated revenues in 1995. Airo Clean has one contract to provide cleanroom systems to a domestic company which may account for as much as 14% of the Company's consolidated revenues in 1996.

EMPLOYEES

         As of December 31, 1995, the Company had 99 employees engaged in its continuing operations, excluding certain individuals who are employed by Maris but are exclusively assisting the surety companies in completing jobs taken over by them, and who are being funded by the surety companies. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good and has never experienced any work stoppages.

Item 1(d). Financial Information About Foreign and Domestic Operations and Export Sales

         The Company has sold all of its foreign operations. The Company's air filtration products segment had approximately $.9 million of export sales through a distributor in Singapore in 1995 and approximately $.8 million through this distributor in 1994. These sales are dollar-denominated. The security systems segment does not have any export sales.

Item 1(e).        Directors and Executive Officers of Registrant

         Information about the Company's executive officers and directors can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

Item 2.  Properties

         The Company's continuing operations are conducted primarily at its headquarters facility in Exton, Pennsylvania, where its executive offices are located. This facility occupies approximately 21,580 square feet of space. This space is leased from Safeguard, and the Company and Safeguard have executed a three year lease, commencing April 1, 1996 providing for a monthly rental of $12,588 and a monthly operating expense allowance of $4,784, which expense allowance is subject to adjustment. See Item 13. The Company believes that the headquarters facility will be adequate for its present and anticipated purposes. The Company also leases sales and support offices in Austin, Texas and Los Angeles, California.

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

                  Each of the above proposals was approved by the affirmative vote of 8,894,757 shares, with 0 voting against the proposal, and 0 abstentions.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         As of May 4, 1995, the Company's common stock was delisted from the NASDAQ small-cap market. Since that date, there has been no established public trading market for the common stock. The Company's common stock continues to be quoted by a limited number of market makers on the NASD Electronic Bulletin Board under the symbol "CCOR." There can be no assurance that there will be regularly available quotations from market makers in the Company's common stock in the future. The following are the high and low bid quotations for the Company's common stock as quoted by NASDAQ through the second quarter of 1995 prior to delisting from NASDAQ, and as quoted on the Electronic Bulletin Board for the third and fourth quarter of 1995.

                                       1995              1994
                                   High    Low       High    Low
                                   ----   ----       ----   ----
                  First Quarter    $.44   $.22      $1.38   $.75
                  Second Quarter    .34    .06       1.38    .81
                  Third Quarter     .48    .19        .88    .56
                  Fourth Quarter    .28    .06        .56    .38



         The above bid quotations reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         There were 336 record holders of the Company's Common Stock on March 20, 1996. The Company has historically reinvested any earnings in the growth of the business and has not paid cash dividends on its common stock.

Item 6.  Selected Financial Data

====================================================================================
(In thousands, except per
share amounts)                  1995       1994        1993       1992       1991
------------------------------------------------------------------------------------
Net sales                    $ 17,663    $ 31,245    $ 15,242    $   --      $   --
------------------------------------------------------------------------------------
Net earnings (loss)
------------------------------------------------------------------------------------
   Continuing operations           52     (10,392)       (113)       --          --
------------------------------------------------------------------------------------
   Discontinued operations                 (1,745)       (703)       989         282
------------------------------------------------------------------------------------
   Disposition of
   discontinued operations        100      (3,303)       --          --          --
                             --------    --------    --------    --------   --------
------------------------------------------------------------------------------------
   Net earnings (loss)            152     (15,440)       (816)        989        282
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Earnings (loss) per share
------------------------------------------------------------------------------------
   Continuing operations     $    .01       (1.00)       (.01)       --         --
------------------------------------------------------------------------------------
   Discontinued operations       --         ( .17)       (.07)        .09        .03
------------------------------------------------------------------------------------
   Disposition of
   discontinued operations        .01       ( .31)       --          --         --
                              --------    --------    --------    --------   -------
------------------------------------------------------------------------------------
   Net earnings (loss)       $    .02       (1.48)       (.08)        .09        .03
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Working capital                   933     (11,379)      3,947        --          --
------------------------------------------------------------------------------------
Total assets                    9,681      16,691      34,571      16,014     17,773
------------------------------------------------------------------------------------
Long-term debt                  5,744         -0-       9,939       4,451      6,393
------------------------------------------------------------------------------------
Redeemable Convertible
 Preferred Stock                1,500       1,500        --          --          --
------------------------------------------------------------------------------------
Stockholders' equity
  (deficit)                    (4,229)     (4,425)     10,236      11,078     10,667
====================================================================================

Discontinued operations includes the furnishings segment and Nord Systems. No cash dividends have been declared on common stock. Prior to 1993, the furnishings segment constituted substantially all of the Company's operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         In 1995 the Company significantly downsized the Maris Equipment Company ("Maris") business by concentrating on the low voltage security and fire alarm business and selected smart highway applications. The majority of net sales in 1994 represented bonded correctional facility and airport projects that the Company has not pursued in 1995.

         Due to declining furniture sales, particularly to the Federal government, the Company decided in 1994 to dispose of the furnishings segment. On August 25, 1995 the Company completed the sale of the assets of the domestic furnishings segment, including Corel Corporate Seating, for cash and notes receivable. The Company has applied the proceeds from the sale to pay down its bank debt. The Company has a tentative agreement to sell the UK furnishings business. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Accordingly, the furnishings segment has been presented as a discontinued operation.

         In connection with the above described sale of the Company's furnishings segment, the Company changed its name to Core Technologies (Pennsylvania), Inc. This name change was approved by the stockholders of the Company at the 1994 Annual Meeting.

         In September 1995, Safeguard Scientifics (Delaware), Inc. ("Safeguard") contributed to the capital of the Company 2,000,000 shares of the Company's Common Stock and sold 2,500,000 shares of Common Stock to management. Prior to the above transactions, Safeguard was the beneficial owner of 67% of the Company's outstanding Common stock. Subsequent to the above transactions, Safeguard became the beneficial owner of 36% of the Company's outstanding Common Stock. The above information regarding Safeguard's beneficial ownership of the common stock assumes conversion of the 15,000 shares of the Company's Convertible Preferred Stock which are convertible by Safeguard into 1,500,000 shares of Common Stock.

         Continuing operations reflect the results of the on-going businesses of Maris and Airo Clean. Because of the disposition of the furnishings segment and the change in the focus of the business, comparisons from year to year are not necessarily meaningful.

Review of continuing operations

         Net sales were $17.7 million in 1995, $31.2 million in 1994 and $15.2 million in 1993. The Company reported net earnings from continuing operations of $51,600 in 1995, a net loss of $10.4 million in 1994 and a net loss of $113,200 in 1993. The Company also reported a gain of $100,000 in 1995, a loss of $5.0 million in 1994 and a loss of $703,000 in 1993 from discontinued operations. Gross margins, as a percentage of sales, were 24.9% in 1995, (4.6%) in 1994 and 17.4% in 1993. The negative gross margin in 1994 reflects the losses incurred by Maris due to cost over runs on the larger bonded correctional facility and airport projects.

         Maris sales were $13.0 million in 1995, $27.2 million in 1994 and $12.5 million in 1993. The sales in 1994 included $16.2 million of bonded correctional facility and airport projects which were subsequently turned over to the bonding companies. The sales increase in 1994 reflects the inclusion of Maris operations for the entire year in 1994 compared to 1993 which included the operating results subsequent to its September 1993 acquisition. Gross margins as a percentage of sales at Maris were 23.1% in 1995, (8.4%) in 1994 and 15.9% in

1993. The negative gross margin in 1994 reflects losses incurred to complete fixed-fee major correctional facility and airport projects in process at the time of the September 1993 Maris acquisition. In 1994, the Company recorded a provision for losses on transferring the contracts to the surety companies of $4.0 million, more fully discussed in note three to the financial statements.

         The Company has ceased bidding on correctional facility and airport projects. The following table summarizes correctional facility and airport revenues and margins compared to all other revenues and margins for 1995, 1994 and for approximately three months subsequent to the Maris acquisition in 1993:

   (In Thousands)   Correctional Facility and Airport        All Other
                    ---------------------------------        ---------
                    1995    1994         1993       1995      1994        1993
                    ----    ----         ----       ----      ----        ----

Net Sales             -    $16,185     $ 9,162    $12,987    $10,993    $ 3,353

Cost of goods sold    -     19,763       7,821      9,982      9,689      2,705

Gross margin %        -      (22.1%)      14.6%      23.1%      11.9%      19.3%
of sales


         Airo Clean sales were $4.7 million in 1995, $4.1 million in 1994 and $2.7 million in 1993. The increased sales in 1994 compared to 1993 reflected increased product sales and the inclusion of Airo Clean for twelve months compared to eleven months in 1993. Gross margin, as a percentage of sales, increased to 29.9% in 1995 compared to 20.9% in 1994 and 24.2% in 1993. Airo Clean's improved margins in 1995 can be attributed to selectively increasing its selling prices, improved manufacturing efficiencies, and obtaining price concessions from its vendors. Lower margins in 1994 compared to 1993 can be attributed to increased sales discounts on several large export sales.

         Marketing efforts at Airo Clean have been focused on promoting the BioShield and Ultraguard products which are air scrubbing devices for controlling airborne pathogens and targeted for the health care industry. In the third quarter 1995, Airo Clean acquired the laminar air flow patient product line from Isolation Technology Systems, a provider of sterile cleanroom products to the health care and hospital industries. Laminar air flow patient isolation is a necessary component of bone marrow transplant procedures, and Airo Clean will use this new product line to enhance its offering to the hospital and health care markets.

         Sales and marketing expenses were $1.7 million in 1995, $3.3 million in 1994 and $1.2 million in 1993. These costs, as a percentage of sales, were 9.5%, 10.6% and 7.8% in 1995, 1994 and 1993, respectively. These costs decreased $1.6 million in 1995 due to cost reductions implemented at Maris and Airo Clean. These costs increased $2.1 million in 1994 compared to 1993 primarily due to the inclusion of Maris operations subsequent to its September 1993 acquisition. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise and the higher profit potential.

         General and administrative expenses were $2.2 million in 1995, $4.5 million in 1994 and $1.5 million in 1993. These costs, as percentage of sales, were 12.4% in 1995, 14.4% in 1994 and 9.9% in 1993. The absolute dollar decrease of $2.3 million in 1995 from 1994 reflects staff reductions and salary freezes implemented at Maris and Airo Clean. The absolute dollar increase of $3 million in 1994 from 1993 reflects the acquisition of Maris. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         During 1994 the Company restructured its security business which resulted in a charge of $2.2 million in the statement of operations, more fully described in note three to the financial statements.

         Interest expense was $692,100 in 1995, $593,400 in 1994 and $116,200 in
1993. The increase in 1995 reflects the higher average debt level before the reduction in debt due to sale of the furnishings segment of the Company and an increase in the average interest rate. The increase in 1994 compared to 1993 primarily reflects additional debt incurred to finance the Maris acquisition and to fund losses.

         The income tax benefit of $220,700 in 1995 and $1.7 million in 1994 principally reflects the benefit of recoverable U.S. income taxes as a result of losses incurred. In addition, the Company has generated an operating loss carryforward of approximately $7.3 million that may be used in future years to offset taxable income until the year 2010, as more fully described in note twelve to the financial statements.

         Backlog as of December 31, 1995 was $6.8 million at Maris and $2.4 million at Airo Clean. Backlog as of December 31, 1994 was $9.2 million at Maris and $1.4 million at Airo Clean. Backlog as of December 31, 1993 was $4 million at Maris and $2 million at Airo Clean. Maris backlog excludes correctional facility and airport projects.

Liquidity and Capital Resources

         In August 1995, the Company successfully negotiated an amendment to its existing bank credit agreement which provides a $6.0 million credit line facility through March 31, 1997. Under this facility, Safeguard has provided guarantees of $4.5 million in the form of letters of credit through June 30, 1997. Borrowings bear interest at prime plus 1 1/4%. The Company believes that the combination of Safeguard's letters of credit and the working capital assets of the on going business will be sufficient to satisfy or support the bank debt. As of March 15, 1996 outstanding borrowings under the credit facility were $5.1 million.

         In August 1995 as a result of the sale of the furnishings segment, $2.3 million cash consideration was applied to reduce the Company's outstanding bank borrowings. In addition to the cash consideration at close, the Company received an aggregate of $1.7 million in installment payments due in 1996 and a $2.0 million Subordinate Note which bears interest at a rate of 8% per annum, commencing August 25, 1996. The principal amount of the Subordinate Note will be amortized on a seven-year level schedule with semi-annual payments and a balloon payment due on August 25, 2000. Interest and principal payments on the Subordinate Notes will commence February 25, 1997. The 1996 installment payments have been reduced by $847,000, the amount of accounts receivable uncollected 120 days after closing plus a collection fee of $50,000. However, the Company expects to substantially collect these receivables in 1996 and, through March 1, 1996, approximately $340,000 of these receivables had been collected by the Company.

         The Company has entered into an agreement with the parties from whom it acquired Maris, which significantly restructured the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. The principal sureties have released the Company from its indemnity obligations under certain construction projects in return for 300,000 shares of Core Technologies stock, cash payments of $487,000 and additional payments of up to $1 million in the aggregate equal to 20% of Maris' net earnings in 1998-2002. The Company has negotiated terms with its principal vendors to supply the materials needed to meet current requirements.

         Safeguard has made cash advances to the Company totaling $887,000 to cover the closing costs of the sale of the furnishings segment and the cash payments to the sureties. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million of letters of credit used as collateral for the Company's bank credit facility.

         As a result of the restructurings, the Company has emerged as a significantly downsized company. Availability of bonding on jobs will, at least in the near term, be limited. Bank financing is available for limited working capital requirements. If these sources of funds prove to be inadequate or in the case of bank financing, unavailable, then the Company will have to seek additional funds from other investors in order to continue operations. There can be no assurance that new sources of funds, if required, will be available. The Company believes it will be able to continue to operate in this downsized mode and continues to focus on management of receivables to minimize the need to utilize availability under the credit facility.

         Capital expenditures in 1995 were $182,900, $113,500 in 1994 and $2,500 in 1993. The 1995 expenditures were primarily used to upgrade computer systems in Maris and Airo Clean. Capital expenditures for 1996 are projected at approximately $100,000 with no formal commitments as of December 31, 1995.


Item 8.  Financial Statements

         The consolidated financial statements and schedules appear at the end of this report beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of Registrant

Executive Officers:

         The following persons were executive officers of the Registrant at March 28, 1996:

                                      Has Been an
                                        Officer
Name                           Age      Since   Position
----                          ----     -------  ---------
George E. Mitchell             58       1984    President, Chairman and
                                                Chief Executive Officer

Frederick B. Franks, III(1)    56       1989    Vice President-Finance, Chief
                                                Financial Officer, Treasurer and
                                                Secretary

Michael Pelosi III(2)          38      1994     President, Airo Clean, Inc.


(1) Mr. Franks joined the Company in May 1989. From March 1981 to April 1989, Mr. Franks served as Vice President-Finance and Chief Financial Officer of Ferag, Inc., a manufacturer of newspaper material handling equipment.

(2) Mr. Pelosi joined Airo Clean in 1981, and became Sales and Marketing Director in 1985. He was appointed President in 1989.

Directors:

                                                                    Has Been
                    Principal Occupation and Business              a Director
     Name           Experience During Last Five Years                Since          Age
     ----           ---------------------------------               -------         ---

George E. Mitchell  President, Chairman and Chief Executive
                    Officer of the Company                            1984           58

Anthony A. Nichols  President, The Nichols Company, which owns, manages, and leases commercial office and
                    industrial space(1)(2)                            1988           56

Richard P. Richter  President Emeritus, Ursinus College(1)(3)(4)      1989           65

W. Wayne Dunlop     Executive Vice President and Chief Operating      1995           49
                    Officer, Barclay White, Inc., a general
                    construction contracting and management
                    firm(5)

------------

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Stock Option Committee.

(4)      Prior to January 1, 1995, Mr. Richter was President of Ursinus College.

(5) Mr. Dunlop has been Chief Operating Officer of Barclay White since September 1995 and Executive Vice President since September 1994. Prior to September 1994 he was a Senior Vice President of Barclay White.


Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K:

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from January 1, 1995 to December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except for one late Form 4 filed by Mr. Franks.

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

         Base compensation levels and benefits for executives generally had been set in previous years to be between the lower end and the midpoint of the scale of compensation paid by comparable companies in the Company's principal industry. Conversely, incentive programs were regarded to be above the midpoint of the scale in the industry. In pursuing this philosophy, the Company believed it could keep the fixed component of the compensation package at reasonable levels while incenting its key executives and managers to achieve better than average results. Therefore, the total cash compensation plan is made up of a lower base and higher incentive opportunity which in total would be competitive with comparable companies in the industry if the Company's objectives are achieved. For the purpose of establishing these levels, the Company had reviewed an evaluation by an independent compensation consultant of various published industry salary surveys. In setting executive compensation packages for 1994 and 1995, the Committee considered an evaluation of executive compensation levels for comparably-sized companies in the electrical contracting industry, rather than in the office furnishings industry.

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

         Grants of Company stock options are intended to align the interests of executives and key employees with the long-term interests of the Company's stockholders, and to encourage executives and key employees to remain in the Company's employ. Generally, grants are not made in every year, but are awarded subjectively based on a number of factors, including the pre-tax operating earnings of the Company, the individual's contributions to the achievement of the Company's financial and strategic objectives, and the amount and remaining term of options already held by an individual. The Stock Option Committee of the Board administers the Company's stock option plan. In 1995, options for 50,000 shares were granted to Michael H. Pelosi, III. See "Stock Options," below.

CEO Compensation

         In 1994, the Compensation Committee authorized an increase in Mr. Mitchell's base salary to $140,000. However, based on the Company's performance during the first quarter and its cash flow problems, in April 1994, Mr. Mitchell initiated a 16% reduction in his salary in order to conserve Company resources. Mr. Mitchell continued to draw base salary at this reduced level in 1995. A payment of $25,000 was made to Mr. Mitchell in March, 1996, to partially compensate him for the salary foregone in 1994 and 1995. Since the Company failed to achieve the established target range of return on assets during 1994 and 1995, no bonus was paid for 1994 or 1995 to Mr. Mitchell.

Other Executive Compensation

         The Compensation Committee re-set executive salaries for 1994 for certain executives based on its review of executive compensation in the electrical contracting industry. Mr. Pelosi's compensation is governed by a five-year employment agreement, and his salary was not adjusted. However, based on the Company's performance during the first quarter and its cash flow problems, in April and May 1994, all executives accepted salary reductions in order to conserve Company resources. Since the Company failed to achieve the established target range of return on assets during 1994, no bonuses were paid to any of the Company's executive officers for 1994. Mr. Pelosi (but no other executive officers) received a bonus in 1995. Mr. Franks received a payment in March, 1996, to compensate him for salary foregone in 1994 and 1995.

By the Compensation Committee:

Anthony A. Nichols

EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

         The following table sets forth information concerning compensation paid to the Chief Executive Officer and to each other person who was an executive officer of the Company at any time during 1995 and whose salary and bonus exceeded $100,000 in 1995.

                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Long Term
                                                             Annual Compensation                     Compensation
                                           ---------------------------------------------------------------------------
                                                                                                         Awards
                                                                                                 ---------------------
                                                                                                      Securities
                                                                                  Other Annual        Underlying         All Other
                                                                                  Compensation         Options/          Compensa-
 Name and Principal Position          Year      Salary ($)(1)       Bonus ($)        ($)(2)            SARS (#)         tion ($)(3)
----------------------------------------------------------------------------------------------------------------------------------
George E. Mitchell, (4)               1995         $142,600        $     0           $17,733                 0           $32,106
President, Chairman and               1994          125,354              0            13,816                 0            33,787
Chief Executive Officer               1993          130,001              0            13,350                 0            36,084

----------------------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi III, (5)            1995         $ 99,801        $ 5,465               $ 0            50,000           $37,500
President, Airo Clean, Inc.           1994           93,461              0                 0                 0            37,500

----------------------------------------------------------------------------------------------------------------------------------
Frederick B. Franks, III (4)          1995         $108,154        $     0           $11,194                 0           $17,587
Vice President-Finance                1994           92,154              0             7,491                 0            17,747
and Chief Financial Officer           1993           90,194              0             6,497                 0            18,074
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes annual compensation which has been deferred by the named executives pursuant to the Company's 401(k) Tax Deferred Retirement and Incentive Plan ("401(k) Plan").

(2) Represents amounts reimbursed during the fiscal year for the payment of taxes. Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of any executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(3) The stated amounts for fiscal 1995 include the following amounts for each named executive officer: Company contributions under the 401(k) Plan -- Mr. Mitchell, $0; Mr. Pelosi, $0;; term life and disability premiums -- Mr. Mitchell, $25,525; Mr. Pelosi, $0; Mr. Franks, $13,901; current dollar value of benefits to the named executives of the remainder of split-dollar premiums paid by the Company -- Mr. Mitchell, $6,581; Mr. Pelosi, $0; Mr. Franks, $3,686; residual salary payments agreed to in connection with acquisition -- Mr. Mitchell, $0; Mr. Pelosi, $37,500; Mr. Franks, $0.

(4) Includes salary adjustment paid on March 15, 1996 to: Mr. Mitchell, $25,000 and Mr. Franks, $16,000.

(5) Mr. Pelosi was elected as an executive officer of the Company in mid-1994.

Stock Options

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised in-the-money options at December 31, 1995.

 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
 Values

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities Underlying
                              Shares                                  Unexercised                      Value of Unexercised
                             Acquired                       Options/SARs at Fiscal Year-End         in-the-Money Options/SARs
                                on                                      (#)(1)                      at Fiscal Year-End ($)(1)
                             Exercise         Value
          Name                 (#)         Realized($)         Exercisable    Unexercisable      Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
 George E. Mitchell             0         $          0              0                  0       $            0      $            0
-----------------------------------------------------------------------------------------------------------------------------------
 Michael H. Pelosi III          0         $          0         42,500             52,500       $            0      $            0
-----------------------------------------------------------------------------------------------------------------------------------
 Frederick B. Franks III        0         $          0         80,000                  0       $            0      $            0
-----------------------------------------------------------------------------------------------------------------------------------

(1) On December 29, 1995, the fair market value was $.2344. No options were in-the-money on that date.


         During Fiscal Year 1995, Mr. Pelosi was granted options to purchase 50,000 shares of the Company's common stock under the Company's 1993 Stock Option Plan. These options were issued at the market price on the date of grant, expire seven years after the date of grant, and vest in twenty-five percent increments annually beginning one year from the date of grant. No options were granted to the Company's Chief Executive Officer or any other named executive officer in 1995. The following table sets forth certain information regarding the options granted to Mr. Pelosi in 1995:

                      Option/SAR Grants in Last Fiscal Year


===================================================================================================================================

                                                                                                    Potential Realizable Value
                                                                                                         at Assumed Annual
                                                                                                       Rates of Stock Price
                                                                                                           Appreciation
                                       Individual Grants                                                  for Option Term
===================================================================================================================================
                                                 % of Total
                              Number of           Options/
                              Securities            SARs            Exercise
                              Underlying         Granted to       or Base Fare
                             Options/SARs       Employees in         Price         Expiration
          Name                 Granted          Fiscal Year          ($/Sh)           Date            5% ($)           10% ($)

-----------------------------------------------------------------------------------------------------------------------------------

Michael H. Pelosi, III          50,000              7.6%             $.375           8/24/02          $7,633           $17,788
===================================================================================================================================

------------

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

         In connection with the acquisition of the assets of Airo Clean Engineering, Inc. in 1993, Airo Clean, Inc. entered into a five-year employment agreement with Michael H. Pelosi III providing for his employment through February 1, 1998 as President of Airo Clean, Inc. at a minimum base salary of $100,000 per year. Mr. Pelosi has also received residual salary payments agreed to in connection with the acquisition of $37,500 per year, terminating after

1996. The agreement also provided for Mr. Pelosi to receive an incentive payment each year equal to 3.75% of Airo Clean's net income, before allocated expenses and taxes, in excess of $150,000 per year. Airo Clean did not achieve this target in 1994, and consequently Mr. Pelosi did not receive any incentive payment for 1994. In May 1994, in recognition of the Company's liquidity problems, Mr. Pelosi accepted a temporary salary reduction for the balance of 1994 in order to conserve Company resources. In 1995, Airo Clean did achieve its target and Mr. Pelosi received a bonus of $5,465. Upon the termination of Mr. Pelosi's employment for reasons other than just cause or voluntary resignation, he will be entitled to receive an amount equal to his base salary for the balance of the term of the agreement. Pursuant to this agreement, Mr. Pelosi has agreed to refrain from competing with the Company until the earlier of February 1, 1998 or two years after the termination of his employment.

                             STOCK PERFORMANCE GRAPH

         The following chart compares the cumulative total stockholder return on the Company's Common Stock for the period December 31, 1990 through December 31, 1995 with the cumulative total return on the NASDAQ Index and the cumulative total return for a peer group index for the same period. Because the Company has discontinued its furnishings operations, the Company has selected as a new peer group SIC Code 1731--Electrical Contractors, which is the primary industry in which the Company is continuing to operate.



                               [GRAPHIC OMITTED]

         As required by the rules of the Securities and Exchange Commission, the chart below compares the cumulative stockholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Index and the peer group used in the chart presented in the Company's 1994 proxy statement. The peer group in this chart consists of SIC Code 252--Office Furniture.



                               [GRAPHIC OMITTED]

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

         The Company also maintains a stock option plan for Non-Employee Directors (the "Directors' Plan") which provides for the grant of options to directors not otherwise employed by the Company, its parent or any of its subsidiaries ("Eligible Director"). Each Eligible Director receives, as of the date such person first becomes an Eligible Director, an option to purchase 5,000 shares of the Company's Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan vest in four equal annual installments beginning on the first anniversary of the date of option grant and have a term of seven years. During 1995, Mr. Nichols and Mr. Richter were each granted options for 5,000 shares of the Company's common stock exercisable at $.375 per share. No options were exercised by any Eligible Director during 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 1, 1996, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and the number of shares of Common Stock owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group. In addition to the information regarding the Company's Common Stock listed below, as of March 1, 1996, there were 15,000 Series A Shares issued and outstanding. All of such Series A Shares are owned of record by Safeguard Scientifics (Delaware), Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), and consequently are beneficially owned by Safeguard.

                                                  Number of         Percent of
                                                 Shares Owned(1)       Class
                                                 --------------     ----------

Safeguard Scientifics (Delaware), Inc. (2).....    3,744,757          36.05%
   103 Springer Building
   3411 Silverside Road
   Wilmington, DE  19803
Philip J. Donnelly ............................      833,333           9.38%
   110 Summit Drive
   Exton, PA  19341
George E. Mitchell (3).........................    1,484,584           16.7%
   110 Summit Drive
   Exton, PA  19341
Frederick B. Franks (4) .......................      918,333           10.18%
   110 Summit Drive
   Exton, PA  19341
W. Wayne Dunlop  ..............................          -0-              *
Anthony A. Nichols ............................       24,688              *
Richard P. Richter (4).........................        5,100              *
Michael H. Pelosi III(4).......................       55,000              *
Officers and directors
   as a group (6 persons)(5)...................    3,321,038            36.8%
--------------------------------

(*)      Less than 1%.

(1) Except as otherwise disclosed, the nature of beneficial ownership is the sole power to vote and to dispose of the shares (except for shares held jointly with spouse). 233,334 shares owned by Mr. Mitchell, and 233,333 shares each held by Mr. Franks and Mr. Donnelly, are redeemable by the Company to satisfy exercises of employee stock options. See Item 13.

(2) Safeguard Scientifics (Delaware), Inc. is the record owner of 2,244,757 shares of Common Stock and 15,000 Series A Shares, which are presently convertible into 1,500,000 shares of Common Stock. Such shares are beneficially owned by Safeguard. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral in connection with its bank line of credit.

(3)      Includes 300,000 shares of Common Stock held by Mr. Mitchell's spouse.

(4) Includes for Messrs. Franks, Richter and Pelosi 80,000, 5,000 shares and 45,000 shares, respectively, which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by May 28, 1996.

(5) Includes 130,000 shares which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by May 28, 1996. Includes, for purposes of this table, shares owned by Mr. Donnelly, a Vice President of the Company. The Company has not designated Mr. Donnelly as a policy-making executive officer for purposes of Section 16 of the Exchange Act of 1934 and the regulations thereunder.

Item 13. Certain Relationships and Related Transactions

         Prior to 1995, the Company and Safeguard were parties to an administrative services agreement pursuant to which Safeguard provided the Company with administrative support services for an annual fee and the reimbursement of certain out-of-pocket expenses incurred by Safeguard in performing services under the agreement. The administrative support services included consultation regarding the Company's general management, investor relations, financial management, human resources management, certain legal services, insurance programs administration, and tax research and planning. In connection with the Company refinancing its bank credit facility in March, 1994, the maximum annual administrative services fee was reduced to $300,000, retroactive to January 1, 1994 and was subordinated to the bank loan. The Company paid administrative services fees of $83,333 to Safeguard and accrued the remaining fees of $216,667 in 1994. The administrative services agreement was terminated in 1995 and no payments were made in 1995. However, Safeguard provided certain administrative services to the Company at no charge in 1995.

         The Company rents 21,580 square feet of office space used as its headquarters in Exton, Pennsylvania from Safeguard. From April 1, 1995 through April 1, 1996, this facility was leased on a month to month basis with monthly rental payments of $11,539 and a monthly operating expense allowance of $4,784, which expense allowance is subject to adjustment based upon the Company's proportionate share of actual operating expenses. The Company and Safeguard have executed a three year lease, effective April 1, 1996, which provides for a monthly rental of $12,588, and continues the previous arrangement with respect to operating expenses. The Company also is responsible for its proportionate share of utility charges and insurance for each of the leased premises. The Company intends to retain this facility as its corporate headquarters. The Company believes the lease terms are no less favorable than could be obtained from an unrelated third party.

         Prior to April 1, 1995, the Company also rented 4,600 sq. feet of office space in Exton, Pennsylvania from Safeguard. The Company paid monthly rental to Safeguard of $3,067 per month and an operating expense allowance of $1,303 per month prior to the termination of the lease. All amounts paid to Safeguard under the lease for this property have been charged to discontinued operations on the Company's financial statements.

         In September 1993, Safeguard loaned $1.1 million to the Company on a subordinated, unsecured basis to partially finance the Company's acquisition of Maris Equipment Company. In the fourth quarter of 1994, Safeguard contributed this loan to the capital of the Company.

         Safeguard currently has in place letters of credit in the aggregate amount of $4,540,000 to guaranty the Company's bank loans through June 30, 1997. Safeguard has guaranteed varying amounts of the Company's debt in the past. Safeguard received no monetary compensation for the extension of these guarantees. The Company has agreed to indemnify Safeguard against loss resulting from the above described guarantees.

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

         In March 1995, the Company sold all of the capital stock of CenterCore Canada Limited to Safeguard for $10,000. CenterCore Canada had an intercompany liability to the Company of approximately $369,300, which liability survived the stock sale. In February, 1996, Safeguard sold the assets of Safeguard Canada for a cash payment of $100,000 U.S. plus contingent deferred payments equal to three percent of the purchaser's annual consolidated revenues from all or any part of the business or assets sold to the purchaser in the years 1996 through 2000, up to a maximum aggregate of $100,000. The debt between CenterCore Canada and the Company was satisfied by CenterCore Canada's assignment to the Company of the cash proceeds and the rights to the contingent deferred payments.

         Effective September 29, 1995, Safeguard contributed to the capital of the Company 2,000,000 shares of the Company's common stock and sold to Mr. Mitchell, Mr. Franks and Philip J. Donnelly, a Vice President of the Company, an aggregate of 2,500,000 shares of the Company's common stock, at a price of $.10 per share, payable in the form of a five year, interest-bearing promissory note. The promissory notes bear interest at a rate of 6.35% per annum and are payable in full upon the maturity date, September 29, 2000. Each individual is required, however, to prepay the outstanding balance to the extent of 25% of the proceeds of any sale or other disposition of any of the shares purchased from Safeguard. The parties estimated the fair market value of the shares to be $.10 as of the date of issue, taking into account a discount for lack of liquidity, after the common stock of the Company was delisted from NASDAQ.

         Mr. Mitchell, Mr. Franks and Mr. Donnelly have entered into an agreement with the Company pursuant to which they have deposited an aggregate of 700,000 of the shares acquired from Safeguard into escrow with the Company. The Company may redeem these escrowed shares in order to satisfy exercises of options under the Company's 1993 Stock Option Plan. The redemption price payable by the Company will be equal to the exercise price payable by the individual exercising the option. The Company issued options for 684,000 shares of its common stock in August, 1995, at an exercise price of $.375 per share.

         In 1995, Safeguard advanced $887,000 to the Company to cover closing costs of the sale of the furnishings business and payments to Maris' sureties. Repayment of these amounts are subordinated to the Company's bank obligations.

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

         Also in connection with the Airo Clean acquisition, Airo Clean entered into a lease for approximately 15,300 square feet of flex office, warehouse and assembly space in Exton, PA from Michael Pelosi, Jr. and Lucille Pelosi, who are the parents of Michael H. Pelosi, III. The lease continues through December 2001. During 1995, Airo Clean paid $110,000 as rent to Mr. and Mrs. Pelosi, and also paid all operating expenses for the leased premises. The Company has consolidated Airo Clean's operations into the Company's headquarters facility, and subletted the Airo Clean space. Through the remaining term of the lease, the rental paid by the sublettor will be $128,000 less than the rent to be paid by the Company.




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following Financial Statements and Schedules are included with this Annual Report.

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

(b)      Reports on Form 8-K

         During the fiscal quarter ended December 31, 1995, the Company filed a Current Report on Form 8-K dated September 29, 1995. This Current Report reported on Item 1, and contained no financial statements.

(c)      Exhibits

         The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.


Exhibit No.          Exhibit
-----------        ----------

   3.1             Amended and Restated Certificate of Incorporation

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

   4.6             Certificate of Designation for Series A Preferred Stock

  10.1 Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. dated
                   December 4, 1987

  10.2 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. effective as of January 1, 1992

  10.3 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. effective as of January 1, 1994

  10.4 Underlease of Unit 2.04 Harbour Exchange Square, London, England between CenterCore UK Limited and
                   Berkley House Properties Limited

Exhibit No.          Exhibit
-----------        -----------

  10.5             Assignment and Assumption of Lease Agreement for
                   212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.

  10.6 Lease Agreement between CenterCore, Inc. and The Nichols Company dated September 29, 1993 for 110 Summit
                   Drive, Exton, PA and Landlord's Waiver dated
                   February 9, 1994

  10.7 Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July 23, 1986 for 110C Summit
                   Drive, Exton, PA and amendments thereto

  10.8             Fourth Amendment to Lease

  10.9** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan

  10.10** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93

  10.11** Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan effective as of June 1, 1994

  10.12 Settlement Agreement dated December 13, 1991 by and among Safeguard Scientifics, Inc., CenterCore, Inc., Michael Martin and Frank LaForgia

  10.13            Common Stock Purchase Agreement dated as of
                   July 9, 1992 between Warren V. Musser and
                   CenterCore, Inc.

  10.14            Award/Contract with the General Services
                   Administration effective February 7, 1992,
                   Contract No. GS-00F-6296A

  10.15            Award/Contract with the General Services
                   Administration effective June 4, 1992,
                   Contract No. GS-00F-8071F

  10.16            Award/Contract with the General Services
                   Administration effective January 31, 1992,
                   Contract No. GS-00F-9003A

Exhibit No.          Exhibit
-----------        -----------

  10.17            Award/Contract with the General Services
                   Administration effective May 5, 1993 through
                   March 31, 1996 for TEC 2000/ADP furniture,
                   Contract No. GS-00F-0327A

  10.18            Award Contract with the General Services
                   Administration effective October 1, 1993 through September 30, 1994 for air treatment/air purifiers, Contract No. GS-07F-5821A

  10.19 Settlement Agreement between the Company and Joseph Pisarra dated as of September 29, 1995

  10.20 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and
                   Airo Clean Engineering, Inc. and Michael H.
                   Pelosi III, Joseph Pelosi and Michael H.
                   Pelosi, Jr. (schedules and exhibits
                   omitted)

  10.21** Employment Agreement dated February 1, 1993 between Airo Clean, Inc. and Michael H. Pelosi, III

  10.22            Exclusive License Agreement between Michael H.
                   Pelosi III and Airo Clean, Inc. dated
                   as of February 1, 1993

  10.23 Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc.

  10.24 Promissory Note dated September 22, 1993 made by Maris Equipment Company to JWP Inc.

  10.25 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company

  10.26 Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Insurance Company of North America

Exhibit No.          Exhibit
-----------        -----------

  10.27 Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Liberty Mutual Insurance Company

  10.28            $1.1 Million Note to Safeguard Scientifics, Inc. dated
                   September 22, 1993

  10.29 First Fidelity Bank, N.A. Pennsylvania Loan Agreement with CenterCore, Inc. dated October 6, 1993

  10.30            Maris Security Agreement

  10.31 $1 Million Note to First Fidelity Bank, N.A. Pennsylvania dated October 6, 1993

  10.32            CenterCore Guarantee Agreement dated October 22, 1993

  10.33            CenterCore Subordination Agreement dated
                   October 22, 1993

  10.34            CenterCore Pledge and Security Agreement dated
                   October 22, 1993

  10.35            CenterCore Collection Guarantee

  10.36            CenterCore Amended Credit Agreement

  10.37            CenterCore Amended and Restated Note

  10.38 Loan and Security Agreement among CenterCore, Inc., CenterCore Canada, Inc., CenterCore Systems of Pennsylvania, Inc., CenterCore U.K. Limited, CenterCore Office Environments (S.A.) Ltd., Maris Equipment Company, Inc., Airo Clean, Inc. Corel Corporate Seating, Inc. and Mellon Bank, N.A. dated March 4, 1994

  10.39            First Amendment to Loan and Security Agreement dated
                   June 1, 1994

  10.40            Second Amendment to Loan and Security Agreement dated
                   August 25, 1995

  10.41 Revolving Credit Note dated March 4, 1994 in the principal amount of $10,000,000

Exhibit No.          Exhibit
-----------        -----------

  10.42            Subordination Agreement dated March 1994 among
                   Maris Equipment Company, Inc., JWP/MEC Corp., and Mellon
                   Bank

  10.43 Preferred Stock Purchase Agreement dated June 15, 1994 between CenterCore, Inc. and Safeguard Scientifics (Delaware), Inc.

  10.44 Asset Purchase Agreement dated May 26, 1995 among CenterCore, Inc., Corel Corporate Seating, Inc. and The CenterCore Group, Inc.

  10.45            Amendment No. 1 dated as of June 30, 1995 to Asset Purchase
                   Agreement

  10.46 Option Shares Escrow Agreement dated September 29, 1995, by and between George Mitchell, Frederick Franks III, Philip Donnelly and the Company

  10.47 Promissory Note dated September 29, 1995 from George Mitchell to the Company in the principal amount of $83,333

  10.48 Promissory Note dated September 29, 1995 from Frederick Franks III to the Company in the principal amount of $83,333

  10.49 Promissory Note dated September 29, 1995 from Philip Donnolly to the Company in the principal amount of $83,333

  11               Computation of Per Share Earnings (Loss)

  21               List of Subsidiaries

  23               Consent of Independent Auditors



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

Dated: March 29, 1996               CORE TECHNOLOGIES (PENNSYLVANIA), INC.


                                    By:         /s/ George E. Mitchell
                                        ---------------------------------------
                                        George E. Mitchell
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                    Signature                       Date
--------------                    ---------                       ----

George E. Mitchell              /s/ George E. Mitchell            March 29, 1996
Chief Executive Officer         ---------------------------
and Director

Frederick B. Franks, III       /s/ Frederick B. Franks, III       March 29, 1996
Chief Financial Officer        ----------------------------

Anthony A. Nichols             /s/ Anthony A. Nichols             March 29, 1996
Director                       ----------------------------

Richard P. Richter             /s/ Richard P. Richter             March 29, 1996
Director                       ----------------------------

Independent Auditors' Report



The Board of Directors and Stockholders
Core Technologies (Pennsylvania), Inc.:

We have audited the consolidated balance sheets of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
March 1, 1996

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                                                 December 31,
                                                                                      1995                       1994
                                                                                   ----------                  ---------

Assets

Current assets
 Cash                                                                              $  106,500                  $   583,600
 Receivables, less allowances ($338,200 -- 1995; $2,864,700 -- 1994)                3,709,700                    5,024,900
 Costs and estimated earnings in excess of billings on uncompleted contracts          401,300                      292,500
 Inventories                                                                          679,500                      625,700
 Notes receivable                                                                     848,200
 Income taxes receivable                                                                                         1,357,900
 Other current assets                                                                 871,500                      231,300
                                                                                   ----------                  -----------
 Total current assets                                                               6,616,700                    8,115,900

Net assets of discontinued operations                                                                            7,157,300

Plant and equipment
 Leasehold improvements                                                               168,200                      155,400
 Machinery and equipment                                                              987,000                      816,900
                                                                                   ----------                  -----------
                                                                                    1,155,200                      972,300
 Less accumulated depreciation and amortization                                      (652,900)                    (385,400)
                                                                                   ----------                  -----------
 Net plant and equipment                                                              502,300                      586,900

Other assets
 Excess of cost over fair value of net assets of businesses acquired                  177,500                      192,300
 Notes receivable                                                                   1,962,300
 Other                                                                                421,900                      638,300
                                                                                   ----------                  -----------
 Total other assets                                                                 2,561,700                      830,600
                                                                                   ----------                  -----------
                                                                                   $9,680,700                  $16,690,700
                                                                                   ==========                  ===========
Liabilities and Stockholders' Deficit

Current liabilities
 Accounts payable                                                                  $2,319,300                  $ 5,885,500
 Accrued expenses                                                                   2,547,200                    3,793,500
 Billings in excess of costs and estimated earnings on uncompleted contracts          681,100                    1,419,800
 Current debt                                                                         136,600                    8,396,100
                                                                                   ----------                  -----------
 Total current liabilities                                                          5,684,200                   19,494,900

Long-term debt                                                                      5,744,200
Other liabilities                                                                     981,200                      121,300

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.        1,500,000                    1,500,000

Stockholders'  deficit
 Common stock, $.01 par value; Authorized -- 20,000,000 shares;
  Issued - (9,217,326 shares--1995; 10,767,326 shares--1994)                           92,200                      107,700
 Additional paid-in capital                                                         7,983,900                    7,923,400
 Accumulated deficit                                                              (11,884,500)                 (12,036,100)
 Treasury stock at cost - 330,000 shares                                             (420,500)                    (420,500)
                                                                                  -----------                  -----------
 Total stockholders' deficit                                                       (4,228,900)                  (4,425,500)
                                                                                  -----------                  -----------
                                                                                  $ 9,680,700                  $16,690,700

See notes to consolidated financial statements                                    ===========                  ===========

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations



                                                                            Year Ended December 31,
                                                                    1995             1994             1993
                                                                 -----------      -----------      -----------

Net sales                                                        $17,663,400     $ 31,244,700      $15,242,100
Cost of goods sold                                                13,261,400       32,668,200       12,593,100
                                                                 -----------     ------------      -----------
 Gross profit (loss)                                               4,402,000       (1,423,500)       2,649,000

Expenses
 Sales and marketing                                               1,681,700        3,310,000        1,188,300
 General and administrative                                        2,197,300        4,488,200        1,504,700
 Restructuring                                                                      2,239,900
 Interest                                                            692,100          593,400          116,200
                                                                 -----------     ------------      -----------

                                                                   4,571,100       10,631,500        2,809,200
                                                                 -----------     ------------      -----------


Loss from continuing operations before income taxes                 (169,100)     (12,055,000)        (160,200)
Benefit of income taxes                                             (220,700)      (1,662,900)         (47,000)
                                                                 -----------     ------------      -----------

Earnings (loss) from continuing operations                            51,600      (10,392,100)        (113,200)

Loss from discontinued operations (net of tax
  of $0 - 1994 and $190,200 -1993)                                                 (1,745,200)        (703,000)
Gain (loss) on disposition of discontinued operations                100,000       (3,302,800)
                                                                 -----------     ------------      -----------

Net earnings (loss)                                              $   151,600     $(15,440,100)     $  (816,200)
                                                                 ===========     ============      ===========

Earnings (loss) per share - Primary
 Continuing operations                                                 $0.01           ($1.00)          ($0.01)
 Discontinued operations                                                               ($0.17)          ($0.07)
 Gain (loss) on disposition of discontinued operations                  0.01           ($0.31)
                                                                 -----------     ------------      -----------

 Net earnings (loss)                                                   $0.02           ($1.48)          ($0.08)
                                                                 ===========     ============      ===========


Earnings (loss) per share - Assuming full dilution
 Continuing operations                                                 $0.00           ($1.00)          ($0.01)
 Discontinued operations                                                               ($0.17)          ($0.07)
 Gain (loss) on disposition of discontinued operations                  0.01           ($0.31)
                                                                 -----------     ------------      -----------

 Net earnings (loss)                                                   $0.01           ($1.48)          ($0.08)
                                                                 ===========     ============      ===========

Weighted average shares outstanding - Primary                     10,112,000       10,437,000       10,437,000
Weighted average shares outstanding - Assuming full dilution      11,612,000       10,437,000       10,437,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Deficit

                                                                               Retained         Foreign
                                          Common stock          Additional     earnings/        currency
                                      --------------------        paid-in     (accumulated     translation         Treasury
                                      Shares        Amount        capital       deficit)        adjustment           stock
==============================================================================================================================

Balance -- December 31, 1992        10,767,326    $107,700      $6,832,000     $4,220,200       $364,200          $(445,900)
Net loss                                                                         (816,200)
Translation adjustment                                                                           (42,800)
Reissue of treasury stock                                           (8,600)                                          25,400
                                    ----------    --------      ----------     ----------       --------          ---------

Balance -- December 31, 1993        10,767,326     107,700       6,823,400      3,404,000        321,400           (420,500)
Net loss                                                                      (15,440,100)
Note receivable contribution                                     1,100,000
Translation adjustment                                                                          (196,800)
Write off translation adjustment                                                                (124,600)
                                    -----------   --------      ----------    -----------       --------          ---------

Balance -- December 31, 1994         10,767,326    107,700       7,923,400    (12,036,100)         -               (420,500)
Net earnings                                                                      151,600
Common stock contribution            (2,000,000)   (20,000)         20,000
Common stock issued                     450,000      4,500          40,500
                                     ----------   --------      ----------    -----------       --------          ---------
Balance -- December 31, 1995          9,217,326   $ 92,200      $7,983,900   $(11,884,500)      $  -             $ (420,500)
                                     ==========   ========      ==========   ============       ========         ==========
See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                                                                                             Year Ended December 31,
                                                                                      1995             1994            1993
                                                                                  -----------       ----------      ----------

Operations
  Net earnings (loss)                                                            $   151,600       $(15,440,100)   $  (816,200)

  Adjustments to reconcile net loss to cash from operations
    Loss from discontinued operations                                                                 1,745,200        703,000
    (Gain) loss on disposition of discontinued operations                           (100,000)         3,302,800
    Provision for restructuring                                                                       2,239,900
    Depreciation and amortization                                                    315,500            473,800        160,400
    Decrease in deferred taxes                                                                          (36,000)      (141,900)
    Cash provided by discontinued operations                                       1,901,300            782,200        315,300

    Cash provided by (used in) changes in working capital items
      Receivables                                                                  1,315,200          1,703,200       (977,600)
      Inventories                                                                    (53,800)           501,400       (205,600)
      Contracts in progress                                                         (847,500)           856,500        974,800
      Other current assets                                                          (640,200)           (68,900)       (52,700)
      Accounts payable                                                            (3,566,200)           326,300     (1,620,100)
      Accrued expenses                                                            (1,246,300)         1,673,900        504,000
      Taxes on income                                                              1,602,700         (1,719,300)       237,900
                                                                                 -----------        -----------    -----------

Cash used by operations                                                           (1,167,700)        (3,659,100)      (918,700)

Financing activities
 Additions of term debt                                                                                              1,100,000
 Issuance of preferred stock                                                                          1,500,000
 Borrowings (repayments) of debt                                                  (2,515,300)         2,773,700        586,100
                                                                                 -----------        -----------    -----------
Cash provided (used) by financing activities                                      (2,515,300)         4,273,700      1,686,100

Investing activities
 Expenditures for plant and equipment                                               (182,900)          (113,500)        (2,500)
 Business acquired, net of cash                                                                                     (1,170,300)
 Proceeds from sale of discontinued operations                                     2,345,700
 Other, net                                                                        1,043,100           (294,400)       128,100
                                                                                 -----------        -----------    -----------
Cash  provided (used) by investing activities                                      3,205,900           (407,900)    (1,044,700)
                                                                                 -----------        -----------    -----------
Increase (decrease) in cash                                                         (477,100)           206,700       (277,300)
Cash beginning of year                                                               583,600            376,900        654,200
                                                                                 -----------        -----------    -----------

Cash end of period                                                               $   106,500        $   583,600    $   376,900
                                                                                 ===========        ===========    ===========
Supplemental disclosures of financial information:
 Noncash investing and financing activities:
 Notes received from sale of discontinued operations, net                        $ 2,810,500
                                                                                 ===========

 Common stock issued for noncash consideration                                   $    45,000
                                                                                 ===========
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies

         DESCRIPTION OF BUSINESS - The Company provides integration, installation and servicing of advanced electronic security and fire alarm systems in its major market areas. Work is generally performed under fixed fee or unit price contracts as a subcontractor to the general contractor or as a prime contractor to the owner. The Company also designs, manufactures and distributes air filtration units, components and systems which are used in a variety of industries which require particulate-free, ultra-clean, working environments, as well as patient isolation devices for hospital and health care applications.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Core Technologies, Inc. and its domestic, wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The furnishings segment of the Company was disposed of in August 1995 and accordingly is reported as a discontinued operation.

         RETAINAGE RECEIVABLES AND PAYABLES under contracts which may extend beyond one year are classified as current assets and current liabilities. Accounts receivable under retainage provision contracts at December 31, 1995 and 1994 were $415,900 and $795,100, respectively. Accounts payable, under retainage provision contracts at December 31, 1995 and 1994, were $11,100 and $71,900, respectively.

         INVENTORIES are valued at the lower of standard cost (which approximates average cost) or market.

         PLANT AND EQUIPMENT are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets (leasehold improvements - 5 years; machinery and equipment - 3 to 7 years).

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED is amortized on a straight-line basis primarily over 15 years. Assessment of the carrying amount of goodwill is made when changing facts and circumstances suggest that the carrying value of goodwill or other assets may be impaired using the forecasted undiscounted cash flow from the related business activity (including possible proceeds from a sale of the business). Accumulated amortization at December 31, 1995, 1994 and 1993 was $136,500, $88,400 and
$271,900, respectively.

         TAXES ON INCOME are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

         PRIMARY EARNINGS (LOSS) PER SHARE of common stock are computed on net earnings (loss) using the weighted average number of shares outstanding during each period, including common stock equivalents (unless antidilutive) which would arise from the exercise of stock options. On a fully diluted basis, the weighted average number of shares outstanding is adjusted to assume the conversion of the convertible preferred stock (unless antidilutive).

         FINANCIAL INSTRUMENTS, principally accounts receivable, notes receivable and debt, are carried at cost which approximates fair value.

         USE OF ESTIMATES - The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates made in the preparation of the accompanying financial statements include the amount of reserves established for inventory and uncollectible amounts included in accounts receivable and estimates used in costs to complete contracts in progress.

2.       Acquisitions

         On February 1, 1993, the Company acquired the assets and assumed the liabilities of Airo Clean Engineering, Inc. (Airo Clean), a designer and manufacturer of cleanroom and air filtration components and systems for $828,000. The acquisition was accounted for by the purchase method with excess of cost over fair value of net assets of businesses acquired of $220,300 recorded.

         On September 22, 1993, the Company purchased substantially all of the assets and certain liabilities of Maris Equipment Company (Maris), a wholly-owned subsidiary of JWP, Inc. (JWP). The purchase price was a fixed amount of $4.3 million plus a contingent payment. The fixed portion was funded by a note payable to JWP for $3.95 million and $350,000 in cash at closing. The acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. Excess of cost over fair value of net assets of business acquired of $1,954,800 was recorded (note 3).

3.       Restructurings

         Furnishings Segment

         On August 25, 1995, the Company sold the assets of its furnishings segment consisting of the business of designing, manufacturing and distributing space-efficient, modular workstation systems and a line of complimentary office products, including cable and wiring systems, ergonomically designed seating products, and air management systems for temperature blending and breathing zone filtration. The Company had conducted the furnishings segment directly, and through its majority owned subsidiary, Corel Corporate Seating, Inc. (Corel). The sales price was comprised of three components, determined based on the net assets sold to The CenterCore Group, Inc., as follows: $2,345,700 in cash, $1,695,500 million in installment payments to be paid in 1996 and a $1,962,300 Subordinate Note, for an aggregate sales price of $6,003,500. The installment payments in 1996 were reduced by $847,300 representing the amount of accounts receivable not collected 120 days after closing plus a collection fee of $50,000. The Subordinate Note bears interest at the rate of 8% per annum, commencing on August 25, 1996. The principal amount of the Subordinate Note will be amortized on a seven year level schedule with semi-annual payments, and with a balloon payment due August 25, 2000. Interest and principal payments will commence February 25, 1997 and continue semi-annually thereafter until maturity. The Company issued 150,000 shares of common stock to the minority shareholder of Corel in payment for its minority interest. The Company also has a tentative agreement to sell the United Kingdom furnishings business for approximately $91,000 to be paid over five years. The Canadian furnishings business was sold to Safeguard Scientifics, Inc. (Note 8) who subsequently sold the business to the Canadian management for $100,000 in cash and up to $100,000 in payments based on net annual sales through the year ending December 31, 2000. Proceeds of the Canadian sale will be remitted to the Company. In 1994, the Company recorded an anticipated loss of $3,302,800 related to the sale of these businesses. Revenues for the furnishings segment, which are not included in consolidated sales, for 1995, 1994 and 1993, were $20,152,200, $34,088,200 and $37,924,900, respectively.

         The following is a summary of the net assets of the furnishings segment at December 31, 1994 (in thousands):

                  Current assets                                    $12,787
                  Net property and equipment                          1,065
                  Other assets                                          325
                  Current liabilities                                (6,838)
                  Long-term liabilities                                (182)
                                                                     ------
                  Net assets                                         $7,157
                                                                     ======


         Security Systems Segment

         In 1994, the Company continued to suffer reductions in the profitability of fixed-fee contracts since its acquisition of Maris (Note 2) in 1993. This erosion was caused primarily by unforeseen costs and operational and contract problems, which were exacerbated by insufficient financing to support the timely performance of the effected contracts. As a result of this profit degradation, the Company during 1994 was not able to pay its vendors on a timely basis and had difficulty completing work in progress.

         Most of the larger jobs affected by these issues were bonded and the Company entered into agreements with the surety companies to have them assume responsibility for completing their respective jobs. The Company has obtained agreements with sureties releasing the Company from any financial obligations with respect to completing the jobs in exchange for 300,000 shares of the Company's stock and a cash settlement totaling $487,000.

         The Company has agreed with the parties from whom it purchased Maris, to restructure the original purchase transaction by offsetting its note receivable from Maris of $3.6 million in exchange for releases from its indemnification of liabilities to the Company under the original asset purchase agreement and additional payments of 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate. The effective $3.6 million reduction in the note payable net of the related write-off of $1.8 million of remaining costs in excess of the fair value of net assets of business acquired recorded for the Maris acquisition has been reflected in the financial statements as of December 31, 1994.

         The financial effect of the above transfer of contracts to the surety companies and the write-off of the goodwill is listed below:

         (In thousands)

        Accounts receivable                                     $  5,977
        Costs and estimated earnings in excess of
           billings on uncompleted contracts net                   1,881
        Payables                                                  (4,362)
        Settlement with surety companies                             487
        Costs in excess of net assets of business acquired         1,794
        Note payable                                              (3,600)
        Other                                                         63
                                                                --------

        Charge for restructuring                                $  2,240
                                                                ========

         These transactions were recorded in the financial statements of the Company as of December 31, 1994.

         As of December 31, 1994 Safeguard contributed a note receivable from the Company of $1.1 million as additional paid-in capital.

4.       Inventories
          (In thousands)            1995                   1994
                                    ----                   ----
          Raw materials..........   $354                   $311
          Finished goods.........    326                    315
                                    ----                   ----
                                    $680                   $626
                                    ====                   ====

5.       Accrued Expenses
          (In thousands)            1995                  1994
                                    ----                  ----
          Commissions............    $29                   $122
          Salaries...............    342                    794
          Sales and Use Tax......    586                  1,025
          Other..................  1,590                  1,853
                                  ------                -------
                                  $2,547                 $3,794
                                 =======                =======

6.       Commitments and Contingencies

         In consideration for contributions to the development of certain air filtration products, the Company agreed to pay royalties based on sales of such products to a former shareholder of the dealer through December 1996. Royalty costs were $17,900 and $18,500 in 1995 and 1994, respectively.

         Maris is a named party to certain pending law suits relating to certain of Maris' security system installation projects. Maris also believes that it has certain claims with respect to other security systems installation projects for which it has not filed law suits. In connection with Maris' settlement with its surety companies, the surety companies have assumed all claims and all liabilities in respect to these and potential law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.

         The Company is subject to other pending and threatened legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect on the results of operations, liquidity, or the financial position of the Company.

7.       Contracts in progress

(In thousands)                                    1995                 1994
------------------------------------------------------------------------------

Costs incurred on uncompleted contracts          $25,218              $30,053
Estimated earnings                                 4,180                4,258
                                                 -------              --------
                                                  29,398               34,311
Billings to date                                 (29,678)             (35,438)
                                                 -------              --------
                                                   ($280)             ($1,127)
                                                 =======              ========

Such amounts are included in the
accompanying consolidated balance sheet as follows:

Costs and estimated earnings in excess of
billings on uncompleted contracts                 $  401                 $293

Billings in excess of costs and estimated
earnings on uncompleted contracts                   (681)              (1,420)
                                                 -------             --------
                                                   ($280)             ($1,127)
                                                  =======             ========

8.       Related Party Transactions

         Safeguard Scientifics, Inc. (Safeguard) owns 25% of the outstanding common stock of the Company at December 31, 1995 and all of the redeemable convertible preferred stock. In 1995, Safeguard contributed 2 million shares to the Company and sold 2.5 million shares to the management of the Company and provided bank guarantees of an aggregate of $4.5 million in the form of letters of credit through June 30, 1997.

         The Company and Safeguard were parties to an administrative services agreement pursuant to which Safeguard provided the Company with administrative support. In 1995, the administrative services agreement was terminated. However, Safeguard provided certain administrative services to the Company at no charge in 1995. Prior to 1995 the agreement for these administrative services was for a maximum annual fee of $500,000 and the reimbursement of certain out-of-pocket expenses incurred by Safeguard in performing services under the agreement. However, in conjunction with the 1994 bank agreement, the fee was reduced to $300,000 retroactive to January 1, 1994, and payment of the fee was to be made subject to the Company's satisfaction of certain requirements under its bank agreement which the Company was not able to satisfy. Therefore, no payments were made or are owing under this agreement in 1995. The Company made payments of $83,333 to Safeguard and accrued the remaining fees of $216,667 in 1994. The amount charged to continuing operations was $0 in 1995, $220,000 in 1994 and $13,500 in 1993. The balance of these fees were charged to discontinued operations. The Company leases building space from Safeguard. The amount payable to Safeguard at December 31, 1995 and 1994 for these transactions and other expenses incurred on behalf of the Company was $105,800 and $502,400, respectively.

         During 1994 Safeguard purchased 15,000 shares of redeemable convertible preferred stock for $1.5 million. The preferred stock has a stated value of $100 per share and entitles holders to quarterly dividends of $1.50 per share commencing on July 1, 1994. Unpaid undeclared cumulative dividends were $135,000 and $45,000 as of December 31, 1995 and 1994, respectively. The Company may redeem all outstanding preferred stock any time after June 1, 1995 at the stated value plus any unpaid dividends. However, the preferred stock must be redeemed prior to June 1, 2001. The preferred stock is convertible at any time into shares of the Company common stock at one share for each dollar of stated value plus unpaid dividends. The preferred stock has voting privileges equivalent to the shares of common stock into which the preferred stock converts. The Company has authorized 1,000,000 shares of preferred stock.

9.       Debt

         Debt consists of the following:

(In thousands)                              1995               1994
                                            ----               ----

Revolving secured bank facility            $4,638             $8,266
Safeguard note, subordinated to bank          887
Other                                         356                130
                                           ------            -------
                                            5,881              8,396
Less current debt                             137              8,396
                                           ------
                                                             =======
                                           $5,744            $    --
                                           ======            =======


         In August 1995, the Company successfully negotiated an amendment to its existing bank credit agreement which now provides a $6.0 million credit facility and restructured financial covenants through March 31, 1997. This facility is secured by guarantees of $4.5 million in the form of letters of credit from Safeguard through June 30, 1997. Borrowings bear interest at prime plus 1 1/4%. The agreement limits borrowings under the credit facility to certain levels of receivables and inventory and requires the maintenance of liquidity and minimum levels of net worth and earnings, and limits the amounts available for capital expenditures and amounts to be advanced to the Company's subsidiaries. The agreement prohibits the payment of cash dividends. The Company pays a commitment fee of 1/4% on the unused portion of the credit facility.

         During 1995 and 1994, the Company borrowed a maximum of $9.9 and $8.8 million, respectively, under its credit facilities. The weighted average interest rate was 10.0% and 8.1% in 1995 and 1994, respectively.

         Interest paid, for continuing operations in 1995, 1994 and 1993 was $692,100, $593,400 and $116,200, respectively.

10.      Operating Leases

         The Company leases its office facilities and certain equipment under operating leases ranging from one to six years. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

     (In thousands)
     1996................................           $184
     1997................................            139
     1998................................            128
     1999................................            128
     2000................................            123
     Thereafter..........................            112
                                                    ----
                                                    $814
                                                    ====


         Rental expense in 1995, 1994 and 1993 was $448,900, $776,900 and
$204,400, respectively.

11.      Major Customers

         Prior to 1995, the Company's security systems segment was primarily in the prison and airport construction business where the customer is an agent of either the federal or state governments or local municipalities. During the year ended December 31, 1994, one customer generated 15%, and during 1993 three customers generated 15%, 14% and 12% of security systems sales.

         In 1995, the Company turned over to its sureties most of its prison and airport construction projects, and does not intend to bid for any significant additional prison or airport projects.

         In 1995, the Company's security segment primarily provided low voltage electronic security systems to the commercial and industrial markets where the customers are either end users or general contractors. During the year ended December 31, 1995 two customers generated 12% and 10% of security sales.

         The Company's air filtration products segment had one customer that generated 18% and 19% of air technologies product sales in 1995 and 1994, respectively.

12.      Income Taxes

         The income benefit from continuing operations was:

(In thousands)                            1995           1994           1993
                                          ----           ----           ----

Current...............................   ($221)       ($1,579)          ($50)
Deferred..............................                    (84)             3
                                         -----        --------          -----

Continuing operations.................   ($221)       ($1,663)          ($47)
                                         =====        ========          =====
State provision included above........                    $22            $ 6

A reconciliation of the income tax benefit from income taxes to the federal statutory rate are as follows:

Statutory tax benefit..................   ($57)       ($4,099)          ($54)
State taxes net of federal tax benefit.                    15              4
Non-deductible U.S. losses.............     57          2,421              3
Other..................................   (221)
                                         -----        -------           -----
                                         ($221)       ($1,663)          ($47)
                                         =====        =======           =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

Deferred tax assets:
    U.S. net operating loss carryforwards....   $2,477             $1,014
    Other expense allowance..................      179
    Bonded jobs allowance....................                       1,420
    Receivables allowance....................      723              1,146
    Inventory reserves.......................      104
    Alternative minimum tax credit...........       97                 97
    Goodwill allowance.......................                         717
                                                ------            -------
        Total gross deferred assets..........    3,580              4,394
        Less valuation allowance.............   (3,580)            (4,390)
                                                ------            -------
        Net deferred tax assets..............        0                  4
                                                ------            -------

Deferred tax liabilities:
      Accelerated depreciation...............                          (4)
                                                ------            -------
Total net deferred tax liability.............    $0                    $0
                                                ======            =======

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

         As of December 31, 1995, the Company had net operating loss carryforwards for U.S. income tax purposes of $7.3 million that may be used until 2010 to offset taxable income.

         Total income taxes paid (refunded) in 1995, 1994 and 1993, were ($1,602,700), $158,200 and ($34,900), respectively.

13.      Stock Options

         In 1995, the Company's 1993 Stock Option Plan was amended to increase the number of shares of Common stock which may be issued upon exercise of options granted by 700,000 shares, from 500,000 shares to 1,200,000 shares of Common stock in the aggregate. Under the various incentive stock option plans, selected employees may be granted options to purchase the Company's common stock at a price not less than fair market value on the date of grant.

         Generally, all options are exercisable 25% per year beginning one year from date of grant. Options expire seven years from the date of grant.

         A summary of stock option activity in the plans follows:

                                            1995                   1994
                                            ----                   ----
Shares under option beginning of year       605,875              749,250
Options granted                             684,500
Options canceled                           (385,375)            (143,375)
                                           --------             --------
Shares under option end of year             905,000              605,875
                                           ========             ========

Options exercisable                         231,833              377,325
Shares available for future grant           531,000              443,000
Average price of shares under option           $.50                 $.90

         Under the Company's non-employee Director stock option plan, 5,000 options at $1.13 and 20,500 options at $.38 per share are outstanding at December 31, 1995. These options are exercisable 25% per year and expire in 1996 and 2002, respectively.

         At December 31, 1995, the Company has reserved 1,498,000 shares of common stock for possible future issuance under all stock option plans.

14.      Retirement Plans

         The Company has defined contribution plans which cover all employees. Certain plans provide for a limited Company match of employee contributions. The Company contributed $2,100, $132,700 and $180,900 in 1995, 1994 and 1993,
respectively.

15.      Liquidity and Capital Resources

         The Company believes that the combination of Safeguard's letters of credit and the working capital assets of the ongoing business will be sufficient to support the borrowing under the credit line facility. As of March 1, 1996 outstanding borrowings under this facility were approximately $5.0 million.

         Safeguard has made cash advances to the Company totaling $887,000 to cover the closing costs of the sale of the furnishings segment and the cash payments to the sureties. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million of letters of credit used as collateral under the Company's bank credit facility.

16.      Segment Data

                                                                           Air
      In thousands                                      Security        Filtration     General
                                                         Systems         Products       Corp.         Total
      1995
      ----------------------------------------------------------------------------------------------------------

      Net sales.....................................      $12,987         $4,676                     $17,663
      Earnings (loss) from continuing operations
      before income taxes...........................         (474)           305                        (169)
      Assets employed...............................        4,385          1,907        $3,389         9,681

      1994
      ----------------------------------------------------------------------------------------------------------
      Net sales.....................................      $27,178         $4,067                     $31,245
      Earnings (loss) from continuing operations
      before income taxes...........................      (11,895)          (160)                    (12,055)
      Assets employed...............................        5,009          2,213        $2,311         9,533

      1993
      ----------------------------------------------------------------------------------------------------------
      Net sales.....................................      $12,515         $2,727                     $15,242
      Earnings (loss) from continuing operations
      before income taxes...........................           92           (252)                       (160)
      Assets employed...............................       17,649          1,922        $1,930        21,501


The security systems segment provides low voltage electronic systems to the commercial and institutional markets. Air filtration products segment designs and manufactures clean room and air filtration components and systems. Virtually all sales are to United States customers, except for two foreign customers amounting to 5.4% and 2.5% of total net sales in 1995 and 1994, respectively. During 1994 the Company discontinued the furnishings segment.

Independent Auditors' Report



The Board of Directors and Stockholders
Core Technologies (Pennsylvania), Inc.:


Under date of March 1, 1996, we reported on the consolidated balance sheets of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 1, 1996

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Balance        Additions
                                             Beginning       Charged to                                          Balance
Description                                   of Year        Operations        Deductions       Other          End of Year
-----------                                  ---------       ----------        ----------       -----          -----------
                                                                                  (1)
Allowance for doubtful accounts
 Year ended December 31, 1993                                                 $   (17,800)    $1,860,700(2)     1,842,900

 Year ended December 31, 1994               $1,842,900       $1,170,800          (149,000)                      2,864,700

 Year ended December 31, 1995                2,864,700           52,600        (2,579,100)                        338,200

  (1) Net write-offs.

  (2) Maris Equipment Co. valuation reserve at acquisition date.

  Does not reflect the discontinued furnishings segment.

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



Exhibit No.          Exhibit
-----------        -----------

   3.1             Amended and Restated Certificate of Incorporation
                   (12) (Exhibit 3.1)

   3.2             By-Laws (2) (Exhibit 3.2)

   4.1             Reference is made to Exhibit 3.1 (2) (Exhibit 4.1)

   4.2 Form of certificate representing the shares of Common Stock (2) (Exhibit 4.2)

   4.3**           Amended and Restated 1984 Stock Option Plan of
                   CenterCore, Inc.(5)(Exhibit 4.3)

   4.4**           Stock Option Plan for Non-Employee Directors
                   (3) (Exhibit 10.18)

   4.5**           1993 Stock Option Plan (9)(Exhibit 4.1)

   4.6             Certificate of Designation for Series A Preferred Stock
                   (9)(Exhibit 4.2)

  10.1 Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. dated
                   December 4, 1987 (1) (Exhibit 10.10)

  10.2 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. effective as of January 1, 1992 (4) (Exhibit 10.3)

  10.3 Amendment to Administrative Services Agreement between Safeguard Scientifics, Inc. and CenterCore, Inc. effective as of January 1, 1994 (8)(Exhibit 10.3)

Exhibit No.          Exhibit
-----------        -----------


  10.4 Underlease of Unit 2.04 Harbour Exchange Square, London, England between CenterCore UK Limited and
                   Berkley House Properties Limited (3) (Exhibit 10.14)

  10.5             Assignment and Assumption of Lease Agreement for
                   212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.(5)(Exhibit 10.9)

  10.6 Lease Agreement between CenterCore, Inc. and The Nichols Company dated September 29, 1993 for 110 Summit
                   Drive, Exton, PA and Landlord's Waiver dated
                   February 9, 1994 (8)(Exhibit 10.10)

  10.7 Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July 23, 1986 for 110C Summit
                   Drive, Exton, PA and amendments thereto (8)(Exhibit 10.11)

  10.8             Fourth Amendment to Lease*

  10.9** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan (5)(Exhibit 10.16)

  10.10** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93 (8)(Exhibit 10.13)

  10.11** Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan effective as of June 1, 1994
                   (9) (Exhibit 10.1)

  10.12 Settlement Agreement dated December 13, 1991 by and among Safeguard Scientifics, Inc., CenterCore, Inc., Michael Martin and Frank LaForgia
                   (4) (Exhibit 10.17)

  10.13            Common Stock Purchase Agreement dated as of
                   July 9, 1992 between Warren V. Musser and
                   CenterCore, Inc. (5)(Exhibit 10.18)

  10.14            Award/Contract with the General Services
                   Administration effective February 7, 1992,
                   Contract No. GS-00F-6296A (4) (Exhibit 10.25)

Exhibit No.          Exhibit
-----------        -----------


  10.15            Award/Contract with the General Services
                   Administration effective June 4, 1992,
                   Contract No. GS-00F-8071F (5)(Exhibit 10.22)

  10.16            Award/Contract with the General Services
                   Administration effective January 31, 1992,
                   Contract No. GS-00F-9003A (5)(Exhibit 10.23)

  10.17 Award/Contract with the General Services Administration effective May 5, 1993 through March 31, 1996 for TEC 2000/ADP furniture,
                    Contract No. GS-00F-0327A (8)(Exhibit 10.20)

  10.18            Award Contract with the General Services
                   Administration effective October 1, 1993 through September 30, 1994 for air treatment/air purifiers, Contract No. GS-07F-5821A (8)(Exhibit 10.21)

  10.19 Settlement Agreement between the Company and Joseph Pisarra dated as of September 29, 1995*

  10.20 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and
                   Airo Clean Engineering, Inc. and Michael H.
                   Pelosi III, Joseph Pelosi and Michael H.
                   Pelosi, Jr. (schedules and exhibits
                   omitted)(5)(Exhibit 10.27)

  10.21**          Employment Agreement dated February 1, 1993
                   between Airo Clean, Inc. and Michael H. Pelosi, III (11) (Exhibit 10.23)

  10.22            Exclusive License Agreement between Michael H.
                   Pelosi III and Airo Clean, Inc. dated
                   as of February 1, 1993 (5)(Exhibit 10.28)

  10.23 Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc. (6)(Exhibit 2.1)

Exhibit No.          Exhibit
-----------        -----------


  10.24 Promissory Note dated September 22, 1993 made by Maris Equipment Company to JWP Inc. (6)(Exhibit 1)

  10.25 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company (11)(Exhibit 10.27)

  10.26 Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Insurance Company of North America (11)(Exhibit 10.28)

  10.27 Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Liberty Mutual Insurance Company (11)(Exhibit 10.29)

  10.28 $1.1 Million Note to Safeguard Scientifics, Inc. dated September 22, 1993 (7)(Exhibit 10.3)

  10.29 First Fidelity Bank, N.A. Pennsylvania Loan Agreement with CenterCore, Inc. dated October 6, 1993
                   (7)(Exhibit 10.4)

  10.30            Maris Security Agreement (7)(Exhibit 10.5)

  10.31 $1 Million Note to First Fidelity Bank, N.A. Pennsylvania dated October 6, 1993 (7)(Exhibit 10.6)

  10.32            CenterCore Guarantee Agreement dated October 22, 1993
                   (7)(Exhibit 10.7)

  10.33            CenterCore Subordination Agreement dated
                   October 22, 1993 (7)(Exhibit 10.8)

  10.34            CenterCore Pledge and Security Agreement dated
                   October 22, 1993 (7)(Exhibit 10.9)

  10.35            CenterCore Collection Guarantee (7)(Exhibit 10.10)

  10.36            CenterCore Amended Credit Agreement (7)(Exhibit 10.11)

Exhibit No.          Exhibit
-----------        -----------

  10.37            CenterCore Amended and Restated Note (7)(Exhibit 10.12)

  10.38 Loan and Security Agreement among CenterCore, Inc., CenterCore Canada, Inc., CenterCore Systems of Pennsylvania, Inc., CenterCore U.K. Limited, CenterCore Office Environments (S.A.) Ltd., Maris Equipment Company, Inc., Airo Clean, Inc. Corel Corporate Seating, Inc. and Mellon Bank, N.A. dated March 4, 1994 (8)(Exhibit 10.39)

  10.39 First Amendment to Loan and Security Agreement dated June 1, 1994 (9)(Exhibit 10.2)

  10.40 Second Amendment to Loan and Security Agreement dated August 25, 1995 (13)(Exhibit 10.1)

  10.41 Revolving Credit Note dated March 4, 1994 in the principal amount of $10,000,000 (8)(Exhibit 10.40)

  10.42            Subordination Agreement dated March 1994 among
                   Maris Equipment Company, Inc., JWP/MEC Corp., and Mellon Bank (10)(Exhibit 10.1)

  10.43 Preferred Stock Purchase Agreement dated June 15, 1994 between CenterCore, Inc. and Safeguard Scientifics (Delaware), Inc. (9) (Exhibit 10.3)

  10.44 Asset Purchase Agreement dated May 26, 1995 among CenterCore, Inc., Corel Corporate Seating, Inc. and The CenterCore Group, Inc. (12) (Exhibit 2.1)

  10.45 Amendment No. 1 dated as of June 30, 1995 to the Asset Purchase Agreement (12)(Exhibit 2.2)

  10.46 Option Shares Escrow Agreement dated September 29, 1995, by and between George Mitchell, Frederick Franks III, Philip Donnelly and the Company*

  10.47 Promissory Note dated September 29, 1995 from George Mitchell to the Company in the principal amount of $83,333*

  10.48 Promissory Note dated September 29, 1995 from Frederick Franks III to the Company in the principal amount of $83,333*

  10.49 Promissory Note dated September 29, 1995 from Philip Donnolly to the Company in the principal amount of $83,333*

Exhibit No.          Exhibit
-----------        -----------

  11               Computation of Per Share Earnings (Loss)*

  21               List of Subsidiaries* (Exhibit 21)

  23               Consent of Independent Auditors*


--------------------------------
*        Filed herewith
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1) Filed on March 22, 1988 as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(2) Filed on April 14, 1988 as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(3)      Filed on April 2, 1990 as an exhibit to Annual Report on Form 10-K
         (No. 000-17577) and incorporated herein by reference.
(4) Filed on March 30, 1992 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(5) Filed on March 31, 1993 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(6) Filed on October 7, 1993 as an exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
(7) Filed on November 15, 1993 as an exhibit to Quarterly Report on Form 10-Q (No. 000-17577) and incorporated herein by reference.
(8) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (No. 000-17577) and incorporated herein by reference.
(9) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (No. 000-17577) and incorporated herein by reference.
(10) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994(No. 000-17577) and incorporated herein by reference.
(11) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 000-17577) and incorporated herein by reference.
(12) Filed on August 25, 1995 as in Exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
(13) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (No. 000-17577) and incorporated herein by reference.