Form 10-Q
period 1996-03-31
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1996-05-15
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996            Commission File Number 000-17577
                  --------------                                   ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             22-2537194
- -------------------------------------------------------------------------------
(state or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

110 Summit Drive , Exton, PA                                      19341-2838
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
                                                              --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                           No
                               -------                           -------

Number of shares outstanding as of          May 3, 1996

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                         Page

Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1996 (unaudited) and December 31, 1995..............    3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1996 and 1995 (unaudited)........    4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995 (unaudited)........    5

         Note to Consolidated Financial Statements.....................    6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    7


PART II - OTHER INFORMATION

Item 6 - Exhibits......................................................    9

Signatures.............................................................   10

PART 1

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
- -------------------------------------------------------------------------------
Consolidated Balance Sheets


                                                                                     March 31,          December 31,
                                                                                       1996                 1995
                                                                                  -------------         ------------
Assets                                                                            (Unaudited)

Current assets
   Cash                                                                           $      75,900         $    106,500
   Receivables, less allowances ($237,200--1996; $338,220--1994)                      3,990,500            3,709,700
   Costs and estimated earnings in excess of billings on uncompleted contracts        1,674,100              401,300
   Inventories                                                                          645,300              679,500
   Notes receivable                                                                     988,400              848,200
   Other current assets                                                                 554,300              871,500
                                                                                  -------------         ------------
   Total current assets                                                               7,928,500            6,616,700

Plant and equipment
   Leasehold improvements                                                               168,200              168,200
   Machinery and equipment                                                            1,043,900              987,000
                                                                                  -------------         ------------
                                                                                      1,212,100            1,155,200
   Less accumulated depreciation and amortization                                      (726,500)            (652,900)
                                                                                  -------------         ------------
   Net plant and equipment                                                              485,600              502,300

Other assets
   Excess of cost over fair value of net assets of businesses acquired                  173,800              177,500
   Notes receivable                                                                   1,822,100            1,962,300
   Other                                                                                413,500              421,900
                                                                                  -------------         ------------
   Total other assets                                                                 2,409,400            2,561,700
                                                                                  -------------         ------------
                                                                                  $  10,823,500         $  9,680,700
                                                                                  =============         ============
Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                               $   3,225,900         $  2,319,300
   Accrued expenses                                                                   2,098,000            2,547,200
   Billings in excess of costs and estimated earnings on uncompleted contracts          856,400              681,100
   Current debt                                                                         135,900              136,600
                                                                                  -------------         ------------
   Total current liabilities                                                          6,316,200            5,684,200

Long-term debt                                                                        6,108,400            5,744,200
Other liabilities                                                                       981,200              981,200

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.          1,500,000            1,500,000

Stockholders'  deficit
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
            Issued - (9,217,326 shares--1996; 9,217,326 shares--1995)                    92,200               92,200
   Additional paid-in capital                                                         7,983,900            7,983,900
   Accumulated deficit                                                              (11,737,900)         (11,884,500)
   Treasury stock at cost - 330,000 shares                                             (420,500)            (420,500)
                                                                                  -------------         ------------
   Total stockholders' deficit                                                       (4,082,300)          (4,228,900)
                                                                                  -------------         ------------
                                                                                  $  10,823,500         $  9,680,700
                                                                                  =============         ============
See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
- -------------------------------------------------------------------------------
Consolidated Statements of Operations

                                  (Unaudited)
                                                                    Three Months Ended
                                                                          March 31,
                                                                1996                     1995
                                                             ---------                ----------

Net sales                                                  $ 4,618,200               $ 4,187,800
Cost of goods sold                                           3,462,700                 3,322,500
                                                           -----------               -----------
  Gross profit                                               1,155,500                   865,300


Expenses
  Sales and marketing                                          394,000                   518,300
  General and administrative                                   474,900                   579,400
  Interest                                                     140,000                   171,500
                                                           -----------               -----------
                                                             1,008,900                 1,269,200
                                                           -----------               -----------

Income (loss) before provision for income taxes                146,600                  (403,900)
Provision for income taxes                                           0                         0
                                                           -----------               -----------
Net earnings (loss)                                        $   146,600               $  (403,900)
                                                           ===========               ===========



Net earnings (loss) per share:
  Primary                                                        $ .02                    $ (.04)
                                                           ===========               ===========
  Fully diluted                                                  $ .01                    $ (.04)
                                                           ===========               ===========

Weighted average common and common
 equivalent shares outstanding:
  Primary                                                    8,887,000                10,437,000
  Fully diluted                                             10,387,000                10,437,000



See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
- ------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
          (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                   1996                     1995
                                                                               -------------              ----------
Operations
   Net earnings  (loss)                                                          $    146,600            $ (403,900)

   Adjustments to reconcile net earnings (loss) to cash from operations
        Depreciation and amortization                                                  85,700                81,600
        Cash provided by discontinued operations                                      376,200             1,366,100

        Cash provided by (used in) changes in working capital items
               Receivables                                                           (280,800)              675,400
               Inventories                                                             34,200              (201,700)
               Contracts in progress                                               (1,097,500)             (309,100)
               Other current assets                                                   (59,000)             (248,200)
               Accounts payable                                                       906,600              (653,500)
               Accrued expenses                                                      (449,200)             (505,000)
               Taxes on income                                                              0               (41,600)
                                                                                  -----------            ----------

Cash used by operations                                                              (337,200)             (239,900)

Financing activities
        Borrowings of debt                                                            363,500                44,900
                                                                                  -----------            ----------
Cash provided by financing activities                                                 363,500                44,900

Investing activities
        Expenditures for plant and equipment                                          (56,900)              (30,500)
                                                                                  -----------            ----------
Cash used by investing activities                                                     (56,900)              (30,500)
                                                                                  -----------            ----------

Decrease in cash                                                                      (30,600)             (225,500)
Cash beginning of period                                                              106,500               583,600
                                                                                  -----------            ----------

Cash end of period                                                               $     75,900            $  358,100
                                                                                 ============            ==========

See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                    Note to Consolidated Financial Statements
                                 March 31, 1996

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the 1995 Annual Report should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Review of operations

         Net sales for the quarter ended March 31, 1996 were $4.6 million compared to $4.2 million for the comparable period in 1995. The Company reported net earnings of $146,600, or $.02 per share, compared to a net loss of $403,900, or $.04 per share in the same period in 1995. Gross margin, as a percentage of sales, was 25.0% in 1996 and 20.7% for the same period in 1995. The increase in gross margin in 1996 reflects the continuing improvement in both Airo Clean and Maris Equipment product and project margins.

         First quarter 1996 Maris sales were $3.1 million compared to $2.9 million in 1995. Maris gross margins, as a percentage of sales, increased to 23.4% in the first quarter of 1996 from 18.9% in the same period in 1995. Maris' improved margins can be attributed to better project management and controls and the selection of new projects with better profit potential.

         First quarter 1996 Airo Clean sales were $1.5 million compared to $1.3 in million in 1995. The first phase of a $2.8 million clean room project commenced in the first quarter of 1996, and it is anticipated that this project will be substantially completed in the second quarter 1996. Airo Clean's gross margin as a percentage of sales increased to 28.8% in 1996 from 24.4% in the same period in 1995. Airo Clean's improved margins in 1996 can be attributed to more efficient manufacturing and obtaining price concessions from its vendors.

         Sales and marketing expenses decreased in the first quarter 1996 by $124,300, compared to 1995, due to cost reductions implemented at Maris and Airo Clean. These costs, as a percentage of sales, were 8.5% in the first quarter of 1996, compared to 12.4% in same period in 1995. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the health care and hospital industries.

         General and administrative expenses decreased in the first quarter of 1996 by $104,500 compared to 1995, due to staff reductions and salary freezes implemented at Maris and Airo Clean. These costs, as percentage of sales, were 10.3% in the first quarter of 1996 compared to 13.8% in the same period in 1995. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest expense in the first quarter of 1996 was $140,000 compared to $171,500 in the same period in 1995. The decrease in 1996 reflects the lower average debt level compared to the same period in 1995.

         The Company plans to utilize its net operating loss carryforwards to offset taxable income. The Company has net operating loss carryforwards of approximately $7.3 million that may be used in future years to offset taxable income until the year 2010.

Liquidity and Capital Resources

         In August 1995, the Company successfully negotiated an amendment to its existing bank credit agreement which provides a $6.0 million credit line facility through March 31, 1997. Under this facility, Safeguard Scientifics (Delaware), Inc. has provided guarantees of $4.5 million in the form of letters of credit through June 30, 1997. Borrowings bear interest at prime plus 1 1/4%. The Company believes that the combination of the bank credit agreement, Safeguard's letters of credit, and the working capital assets of the Company will be sufficient to satisfy the Company's operating cash requirements during 1996. As of May 3, 1996 outstanding borrowings under the credit facility were $5.1 million.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                           Not applicable.

Item 2.           Change in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                           No matter were submitted to a vote of security holders in the first quarter of 1996.

Item 5.           Other Information

                           Not applicable.

Item 6.           Exhibits

                           (a) Exhibits

                                    Number             Description

                                      27         Financial Data Schedule
                                                 (electronic filing only)

                           (b) No reports on Form 8-K have been filed by the registrant during the quarter ended
                                March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                       (Registrant)


Date:   May  15, 1996                  /S/ George E. Mitchell
                                       --------------------------------------
                                       George E. Mitchell,
                                       President and Chief Executive Officer

Date:   May  15, 1996                  /S/ Frederick B. Franks, III
                                       --------------------------------------
                                       Frederick B. Franks, III
                                       Vice President Finance and Treasurer
                                       (Principal Financial and
                                       Principal Accounting Officer)