Form 10-Q
period 1996-06-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1996-08-09
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996             Commission File Number 000-17577
                  -------------                                    ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          22-2537194
- -------------------------------------------------------------------------------
(state or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

110 Summit Drive , Exton, PA                              19341-2838
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

                           Yes    X                           No
                              --------                          --------

Number of shares outstanding as of          July 31, 1996

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         June 30, 1996 (unaudited) and December 31, 1995....................  3

         Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1996 and 1995 (unaudited)......  4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995 (unaudited)................  5

         Note to Consolidated Financial Statements..........................  6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  7


PART II - OTHER INFORMATION

Item 6 - Exhibits...........................................................  9

Signatures.................................................................. 10

                                                PART I
CORE TECHNOLOGIES (PENNSYLVANIA), INC.
 Consolidated Balance Sheets

                                                                                           June 30,              December 31,
                                                                                             1996                    1995
                                                                                         ------------            ------------
Assets                                                                                    (Unaudited)
Current assets
        Cash                                                                            $       85,700          $     106,500
        Receivables, less allowances ($212,600 --1996; $338,220 --1995)                      5,157,200              3,709,700
        Costs and estimated earnings in excess of billings on uncompleted contracts          1,099,500                401,300
        Inventories                                                                            663,900                679,500
        Notes receivable                                                                       988,400                848,200
        Other current assets                                                                   444,300                871,500
                                                                                        --------------          -------------
        Total current assets                                                                 8,439,000              6,616,700

Plant and equipment
        Leasehold improvements                                                                 168,200                168,200
        Machinery and equipment                                                              1,093,400                987,000
                                                                                        --------------          -------------
                                                                                             1,261,600              1,155,200
        Less accumulated depreciation and amortization                                        (800,200)              (652,900)
                                                                                        --------------          -------------
        Net plant and equipment                                                                461,400                502,300

Other assets
        Excess of cost over fair value of net assets of businesses acquired                    170,200                177,500
        Notes receivable                                                                     1,822,100              1,962,300
        Other                                                                                  408,100                421,900
                                                                                        --------------          -------------
        Total other assets                                                                   2,400,400              2,561,700
                                                                                        --------------          -------------
                                                                                        $   11,300,800          $   9,680,700
                                                                                        ==============          =============
Liabilities and Stockholders' Deficit

Current liabilities
        Accounts payable                                                                $    3,616,100          $   2,319,300
        Accrued expenses                                                                     1,937,700              2,547,200
        Billings in excess of costs and estimated earnings on uncompleted contracts            665,700                681,100
        Current debt                                                                           133,500                136,600
                                                                                        --------------          -------------
        Total current liabilities                                                            6,353,000              5,684,200

Long-term debt                                                                               6,485,100              5,744,200
Other liabilities                                                                              981,200                981,200

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.                 1,500,000              1,500,000

Stockholders'  deficit
        Common stock, $.01 par value; Authorized -- 20,000,000 shares;
                 Issued - (9,217,326 shares--1996; 9,217,326 shares--1995)                      92,200                 92,200
        Additional paid-in capital                                                           7,983,900              7,983,900
        Accumulated deficit                                                                (11,674,100)           (11,884,500)
        Treasury stock at cost - 330,000 shares                                               (420,500)              (420,500)
                                                                                        --------------          -------------
        Total stockholders' deficit                                                         (4,018,500)            (4,228,900)
                                                                                        --------------          -------------
                                                                                        $   11,300,800          $   9,680,700
                                                                                        ==============          =============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
Consolidated Statements of Operations
         (Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                          1996            1995                1996                1995
                                                     ------------      -----------         -----------         -----------
Net sales                                            $  5,191,500     $  5,755,600        $  9,809,700        $  9,943,400
Cost of goods sold                                      3,919,100        4,384,300           7,381,900           7,706,800
                                                     ------------      -----------         -----------         -----------
                Gross profit                            1,272,400        1,371,300           2,427,800           2,236,600

Expenses
                Sales and marketing                       450,900          415,100             844,900             933,400
                General and administrative                615,800          633,600           1,090,600           1,213,000
                Interest                                  141,900          206,700             281,900             378,200
                                                     ------------      -----------         -----------         -----------
                                                        1,208,600        1,255,400           2,217,400           2,524,600
                                                     ------------      -----------         -----------         -----------

Income (loss) before provision for income taxes      $     63,800      $   115,900         $   210,400         $  (288,000)
Provision for income taxes                                      0                0                   0                   0
                                                     ------------      -----------         -----------         -----------
Net earnings (loss)                                  $     63,800      $   115,900         $   210,400         $  (288,000)
                                                     ============      ===========         ===========         ===========
Net earnings (loss) per share:
                Primary                                      $.01             $.01                $.02               $(.03)
                                                     ============      ===========         ===========         ===========
                Fully diluted                                $.01             $.01                $.02               $(.03)
                                                     ============      ===========         ===========         ===========

Weighted average common and common equivalent
      shares outstanding:
                Primary                                 8,887,000       10,437,000           8,887,000          10,437,000
                Fully diluted                          10,387,000       10,437,000          10,387,000          10,437,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
Consolidated Statements of Cash Flows
             (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                            1996                   1995
                                                                                      ---------------       ----------------
Operations
        Net earnings  (loss)                                                          $       210,400       $       (288,000)

        Adjustments to reconcile net earnings (loss) to cash from operations
                Depreciation and amortization                                                 171,300                163,300
                Cash provided by discontinued operations                                      453,900                773,500

                Cash provided by (used in) changes in working capital items
                        Receivables                                                        (1,447,500)            (1,140,300)
                        Inventories                                                            15,600               (121,200)
                        Contracts in progress                                                (713,600)              (211,600)
                        Other current assets                                                  (29,600)              (130,900)
                        Accounts payable                                                    1,296,800                673,600
                        Accrued expenses                                                     (609,500)             1,111,800
                        Taxes on income                                                             0              1,357,900
                                                                                      ---------------       ----------------
Cash provided (used) by operations                                                           (652,200)             2,188,100

Financing activities
        Borrowings of debt                                                                    737,800             (2,472,800)
                                                                                      ---------------       ----------------
Cash provided (used) by financing activities                                                  737,800             (2,472,800)

Investing activities
        Expenditures for plant and equipment                                                 (106,400)               (60,600)
                                                                                      ---------------       ----------------
Cash used by investing activities                                                            (106,400)               (60,600)
                                                                                      ---------------       ----------------
Decrease in cash                                                                              (20,800)              (345,300)
Cash beginning of period                                                                      106,500                583,600
                                                                                      ---------------       ----------------
Cash end of period                                                                    $        85,700       $        238,300
                                                                                      ===============       ================
See notes to consolidated financial statements


                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                    Note to Consolidated Financial Statements
                                  June 30, 1996

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Review of operations

         Net sales for the quarter ended June 30, 1996 were $5.2 million compared to $5.8 million for the comparable period in 1995. The Company reported net earnings of $63,800, or $0.01 per share, compared to net earnings of $115,900, or $0.01 per share in the same period in 1995. Gross margin, as a percentage of sales, was 24.5% in 1996 and 23.8% for the same period in 1995. The increase in gross margin in 1996 reflects the continuing improvement in Airo Clean products and projects margins.

         For the six months ended June 30, 1996 net sales were $9.8 million compared to $9.9 million for the comparable period in 1995. The Company reported net earnings of $210,400, or $0.02 per share, compared to a net loss of $288,000, or $0.03 per share in the same period in 1995. Gross margin, as a percentage of sales, was 24.8% in 1996 and 22.5% for the same period in 1995.

         Second quarter 1996 Maris sales were $3.4 million compared to $4.4 million in 1995. Maris' gross margin, as a percentage of sales, decreased to 15.9% in the second quarter of 1996 from 20.6% in the same period in 1995. Maris' reduced margin can be attributed to losses incurred on several California highway monitoring projects. The company has filed a claim for recovery on some of these costs and the outcome is unknown at this time.

         Second quarter 1996 Airo Clean sales were $1.8 million compared to $1.4 million in 1995. The sales increase can be attributed to the $2.8 million clean room project which was started in the first quarter of 1996, and is anticipated to be completed in the third quarter 1996. Airo Clean's gross margin as a percentage of sales increased to 40.4% in 1996 from 33.9% in the same period in 1995. Airo Clean's improved gross margin can be attributed to increased sales volume and improved margins on its products and projects sales.

         Sales and marketing expenses increased in the second quarter 1996 by $35,800, compared to 1995, due to increased sales and distribution efforts implemented at Maris and Airo Clean. These costs, as a percentage of sales, were 8.7% in the second quarter of 1996, compared to 7.2% in same period in 1995. For the first half of 1996, sales and marketing expenses decreased by $88,500 compared to 1995. These costs, as a percentage of sales , were 8.6% in the first half of 1996, compared to 9.4% in the same period of 1995. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise in this area. The Company has opened an office in New York city to support its existing customer base in this market area. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the health care and hospital industries.

         General and administrative expenses decreased in the second quarter of 1996 by $17,800 compared to 1995, due to staff reductions and salary freezes implemented at Maris. These costs, as percentage of sales, were 11.9% in the second quarter of 1996 compared to 11.0% in the same period in 1995. For the first half of 1996, general and administrative expenses decreased by $122,400 compared to 1995. These costs, as percentage of sales, were 11.1% in the first half of 1996 compared to 12.2% in the same period of 1995. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest expense in the second quarter of 1996 was $141,900 compared to $206,700 in the same period in 1995. For the first half of 1996, interest was $281,900 compared to $378,200 in the same period in 1995. The reduced interest costs in 1996 reflects the lower average debt level compared to the same period in 1995.

         The Company plans to utilize its net operating loss carryforwards to offset taxable income. The Company has net operating loss carryforwards of approximately $7.3 million that may be used in future years to offset taxable income until the year 2010.

Liquidity and Capital Resources

         In August 1995, the Company successfully negotiated an amendment to its existing bank credit agreement which provides a $6.0 million credit line facility through March 31, 1997. Under this facility, Safeguard Scientifics (Delaware), Inc. has provided guarantees of $4.5 million in the form of letters of credit through June 30, 1997. Borrowings bear interest at prime plus 1 1/4%. The Company believes that the combination of the bank credit agreement, supported by Safeguard's letters of credit, and the working capital assets of the Company will be sufficient to satisfy the Company's operating cash requirements during 1996. As of July 31, 1996 outstanding borrowings under the credit facility were $5.3 million.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                           Not applicable.

Item 2.           Change in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                           (a) The Company's Annual Meeting of Stockholders (the "Meeting) was held on May 3, 1996.

                           (b) At the Meeting, each of the four nominees for director, George E. , Mitchell, Anthony A. Nichols, Richard P. Richter and W. Wayne Dunlop were elected to the Board of Directors by the affirmative vote of 9,201,905 shares, with 0 voting against and 3,900 withheld votes. The four nominees constitutes the Company's entire Board of Directors.

Item 5.           Other Information

                           Not applicable.

Item 6.           Exhibits

                           (a) Exhibits

                               Number                 Description

                                 27      Financial Data Schedule (electronic
                                         filing only)

                           (b) No reports on Form 8-K have been filed by
                               the registrant during the quarter ended
                               June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                   (Registrant)


Date:   August  9, 1996                /S/ George E. Mitchell
                                       ----------------------------------------
                                       George E. Mitchell,
                                       President and Chief Executive Officer

Date:   August  9, 1996                /S/ Frederick B. Franks, III
                                       ----------------------------------------
                                       Frederick B. Franks, III
                                       Vice President Finance and Treasurer
                                       (Principal Financial and
                                         Principal Accounting Officer)