Form 10-Q
period 1996-09-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1996-11-13
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996          Commission File Number 000-17577
                  ------------------                                 ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        22-2537194
------------------------------------------------------------------------------
(state or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

110 Summit Drive, Exton, PA                               19341-2838
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (610) 524-7000
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

                           Yes    X               No
                               ------                ------

Number of shares outstanding as of          October 31, 1996

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         September 30, 1996 (unaudited) and December 31, 1995.............................       3

         Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1996 and 1995 (unaudited)..............       4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995 (unaudited)........................       5

         Note to Consolidated Financial Statements........................................       6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................................       7


PART II - OTHER INFORMATION

Item 6 - Exhibits.........................................................................       9

Signatures................................................................................      10

                                       2

                                     PART I

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
------------------------------------------
Consolidated Balance Sheets

                                                                                      September 30,            December 31,
                                                                                         1996                     1995
                                                                                    ----------------         --------------
Assets                                                                                (Unaudited)
Current assets
     Cash                                                                            $       143,300          $    106,500
     Receivables, less allowances ($251,400 --1996; $338,200 --1995)                       4,557,200             3,709,700
     Costs and estimated earnings in excess of billings on uncompleted contracts           1,008,000               401,300
     Inventories                                                                             722,000               679,500
     Notes receivable                                                                        732,500               848,200
     Other current assets                                                                    295,300               871,500
                                                                                     ----------------        --------------
     Total current assets                                                                  7,458,300             6,616,700

Plant and equipment
     Leasehold improvements                                                                  168,100               168,200
     Machinery and equipment                                                               1,105,000               987,000
                                                                                     ----------------        --------------
                                                                                           1,273,100             1,155,200
     Less accumulated depreciation and amortization                                         (833,400)             (652,900)
                                                                                     ----------------        --------------
     Net plant and equipment                                                                 439,700               502,300

Other assets
     Excess of cost over fair value of net assets of businesses acquired                     166,400               177,500
     Notes receivable                                                                      1,682,000             1,962,300
     Other                                                                                   399,800               421,900
                                                                                     ----------------        --------------
     Total other assets                                                                    2,248,200             2,561,700
                                                                                     ----------------        --------------
                                                                                     $    10,146,200          $  9,680,700
                                                                                     ================        ==============

Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payable                                                                $     3,208,400          $  2,319,300
     Accrued expenses                                                                      1,513,500             2,547,200
     Billings in excess of costs and estimated earnings on uncompleted contracts             370,100               681,100
     Current debt                                                                          5,576,100               136,600
                                                                                     ----------------         -------------
     Total current liabilities                                                            10,668,100             5,684,200

Long-term debt                                                                             1,076,600             5,744,200
Other liabilities                                                                            981,200               981,200

Redeemable convertible preferred stock issued to Safeguard Scientifics, Inc.               1,500,000             1,500,000

Stockholders'  deficit
     Common stock, $.01 par value; Authorized -- 20,000,000 shares;
          Issued - (9,217,326 shares--1996; 9,217,326 shares--1995)                           92,200                92,200
     Additional paid-in capital                                                            7,983,900             7,983,900
     Accumulated deficit                                                                 (11,735,300)          (11,884,500)
     Treasury stock at cost - 330,000 shares                                                (420,500)             (420,500)
                                                                                     ------------------       -------------
     Total stockholders' deficit                                                          (4,079,700)           (4,228,900)
                                                                                     ------------------       -------------
                                                                                     $    10,146,200          $  9,680,700
                                                                                     ==================       =============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
---------------------------------------------------------
Consolidated Statements of Operations
              (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                            1996             1995                     1996             1995
                                                        -------------    -------------          -------------     -------------
Net sales                                               $  4,403,300     $  4,000,000           $  14,213,000     $ 13,943,400
Cost of goods sold                                         3,277,400        3,002,400              10,659,300       10,709,200
                                                        -------------    -------------          --------------    -------------

         Gross profit                                      1,125,900          997,600               3,553,700        3,234,200

Expenses
         Sales and marketing                                 443,100          350,700               1,288,000        1,284,100
         General and administrative                          597,300          418,100               1,687,900        1,631,100
         Interest                                            146,800          196,600                 428,600          574,800
                                                        -------------    -------------          --------------    -------------

                                                           1,187,200          965,400               3,404,500        3,490,000
                                                        -------------    -------------          --------------    -------------


Income (loss) before provision for income taxes              (61,300)          32,200                 149,200         (255,800)
Provision for income taxes                                         0                0                       0                0
                                                        -------------    -------------          --------------    -------------

Net earnings (loss)                                     $    (61,300)    $     32,200           $     149,200     $   (255,800)
                                                        =============    =============          ==============    =============

Net earnings (loss) per share:
         Primary                                        $       (.01)    $        .00           $         .02     $       (.02)
                                                        =============    =============          ==============    =============
         Fully diluted                                  $       (.01)    $        .00           $         .01     $       (.02)
                                                        =============    =============          ==============    =============

Weighted average common and common
     equivalent shares outstanding:
         Primary                                           8,887,000       10,696,800               8,887,000       10,524,200
         Fully diluted                                    10,387,000       10,696,800              10,387,000       10,524,200

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
---------------------------------------------------------
Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                       1996             1995
                                                                                  ---------------    -----------
Operations
     Net earnings  (loss)                                                         $      149,200     $ (255,800)

     Adjustments to reconcile net earnings (loss) to cash from operations
         Depreciation and amortization                                                   216,500        245,800
         Cash provided by discontinued operations                                        850,500      7,157,300

         Cash provided by (used in) changes in working capital items
           Receivables                                                                  (847,500)       775,800
           Inventories                                                                   (42,500)      (104,200)
           Contracts in progress                                                        (917,700)      (943,900)
           Other current assets                                                           (2,100)      (155,100)
           Accounts payable                                                              889,100     (2,423,500)
           Accrued expenses                                                             (909,800)      (698,400)
           Taxes on income                                                                     0      1,586,100
                                                                                  ---------------    -----------

Cash provided (used) by operations                                                      (614,300)     5,184,100

Financing activities
     Borrowings (repayments) of debt                                                     771,900     (5,543,000)
                                                                                  ---------------    -----------
Cash provided (used) by financing activities                                             771,900     (5,543,000)

Investing activities
     Expenditures for plant and equipment                                               (117,900)      (132,700)
     Other, net                                                                           (2,900)
                                                                                  ---------------    -----------
Cash used by investing activities                                                       (120,800)      (132,700)
                                                                                  ---------------    -----------

Increase (decrease) in cash                                                               36,800       (491,600)
Cash beginning of period                                                                 106,500        583,600
                                                                                  ---------------    -----------

Cash end of period                                                                $      143,300     $   92,000
                                                                                  ===============    ===========


See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                    Note to Consolidated Financial Statements
                               September 30, 1996

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Review of operations

         Net sales for the quarter ended September 30, 1996 were $4.4 million compared to $4.0 million for the comparable period in 1995. The Company reported a net loss of $61,300, or $0.01 per share, compared to net earnings of $32,200, or less than one cent per share in the same period in 1995. Gross margin, as a percentage of sales, was 25.6% in 1996 and 24.9% for the same period in 1995. The increase in gross margin in 1996 reflects the continuing improvement in Airo Clean's margin on products and projects.

         For the nine months ended September 30, 1996 net sales were $14.2 million compared to $13.9 million for the comparable period in 1995. The Company reported net earnings of $149,200, or $0.02 per share, compared to a net loss of $255,800, or $0.02 per share in the same period in 1995. Gross margin, as a percentage of sales, was 25.0% in 1996 and 23.2% for the same period in 1995. The significant change in net earnings can be attributed to Airo Clean's increased sales and improved margins.

         Third quarter 1996 Maris sales were $2.2 million compared to $3.1 million in 1995. Maris' gross margin, as a percentage of sales, decreased to 14.7% in the third quarter of 1996 from 22.8% in the same period in 1995. Maris' reduced margin can be attributed to losses incurred on several California highway monitoring projects and additional costs to complete on several other projects. The company has filed claims for recovery on some of these costs and the outcome is unknown at this time.

         Third quarter 1996 Airo Clean sales were $2.2 million compared to $.9 million in 1995. The sales increase can be attributed to the $2.9 million clean room project which was started in the first quarter of 1996, and is anticipated to be completed in the fourth quarter of 1996. Airo Clean's gross margin, as a percentage of sales, increased to 36.4% in 1996 from 32.6% in the same period in 1995. Airo Clean's improved gross margin can be attributed to increased sales volume and improved margins on its products and projects.

         Sales and marketing expenses increased in the third quarter 1996 by $92,400, compared to 1995, due to increased sales and distribution efforts implemented at Maris and Airo Clean. These costs, as a percentage of sales, were 10.1% in the third quarter of 1996, compared to 8.8% in same period in 1995. For the first nine months of 1996, sales and marketing expenses increased by $3,900 compared to 1995. These costs, as a percentage of sales, were 9.1% in the first nine months of 1996, compared to 9.2% in the same period of 1995. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise in this area. The Company has opened an office in New York City to support its existing customer base in this market area. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the health care and hospital industries.

         General and administrative expenses increased in the third quarter of 1996 by $179,200 when compared to the third quarter of 1995 but were $18,500 lower than the second quarter of 1996. These costs, as percentage of sales, were 13.6% in the third quarter of 1996 compared to 10.5% in the same period in 1995. For the first nine months of 1996, general and administrative expenses increased by $56,800 compared to 1995. These costs, as percentage of sales, were 11.9% in the first nine months of 1996 compared to 11.7% in the same period of 1995. The

Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest expense in the third quarter of 1996 was $146,800 compared to $196,600 in the same period in 1995. For the first nine months of 1996, interest was $428,600 compared to $574,800 in the same period in 1995. The reduced interest costs in 1996 reflects the lower average debt level compared to the same period in 1995.

         The Company plans to utilize its net operating loss carryforwards to offset taxable income. The Company has net operating loss carryforwards of approximately $7.3 million that may be used in future years to offset taxable income until the year 2010.

Liquidity and Capital Resources

         In August 1995, the Company successfully negotiated an amendment to its existing bank credit agreement which provides a $6.0 million credit line facility through March 31, 1997. Under this facility, Safeguard Scientifics (Delaware), Inc. has provided guarantees of $4.5 million in the form of letters of credit through June 30, 1997. Borrowings bear interest at prime plus 1 1/4%. The Company believes that the combination of the bank credit agreement, supported by Safeguard's letters of credit, and the working capital assets of the Company will be sufficient to satisfy the Company's operating cash requirements during 1996. As of September 30, 1996 outstanding borrowings under the credit facility were $5.4 million. This debt has been reflected as a current liability due to the credit agreement's maturity on March 31, 1997. The Company is currently negotiating with several capital sources including its existing bank to extend its current facility or obtain a new facility with another institution. The Company is expects that a new facility will be obtained prior to expiration of the current facility.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

             Not applicable.

Item 2.   Change in Securities

             Not applicable.

Item 3.   Defaults Upon Senior Securities

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.   Other Information

             Not applicable.

Item 6.   Exhibits

             (a) Exhibits

                   Number                    Description

                    27         Financial Data Schedule (electronic filing only)

                           (b) No reports on Form 8-K have been filed by the
                               registrant during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                 (Registrant)


Date: November 13, 1996                 /s/ George E. Mitchell
                                        ---------------------------------------
                                        George E. Mitchell,
                                        President and Chief Executive Officer

Date: November 13, 1996                 /s/ Frederick B. Franks, III
                                        ---------------------------------------
                                        Frederick B. Franks, III
                                        Vice President Finance and Treasurer
                                        (Principal Financial and
                                        Principal Accounting Officer)