Form 10-K
period 1996-12-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1997-03-31
CIK 826330

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number  000-17577
-------------------------------------------                           ----------

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                          22-2537194
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

110 Summit Drive, Exton, PA                                    19341
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (610) 524-7000
                                                          ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of Each Class                      on which registered
         -------------------                     ----------------------
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

              Yes    X      No
                 --------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates (based on the average of the bid and asked prices as quoted on the NASD's Electronic Bulletin Board on March 24, 1997) was approximately $749,553. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 24, 1997 that it is the beneficial owner of 10% or more of the outstanding Common Stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 18, 1997:

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

         In 1995, the Company took steps to downsize its business, concentrate on growing marketplaces with less reliance on government spending, and pay back its bank debt as quickly as possible. In the third quarter of 1995, the Company sold all of the assets relating to its furnishings business to a corporation unaffiliated with the Company and its principals. The assets sold included the rights to the name "CenterCore"; and subsequent to the transaction, the Company changed its corporate name to Core Technologies (Pennsylvania), Inc. In the acquisition, the Company received $2.3 million in cash, a $2.0 million subordinated note and installment payments payable in 1996. In 1996, the Company received an aggregate of $1.2 million in cash consisting of installment payments from the buyer and collections of receivables assigned back to the company from the buyer. The principal amount of the subordinated note is being amortized on a seven-year-level schedule with semi-annual payments and a balloon payment due on August 25, 2000. The first semi-annual payment was made on February 25, 1997. The subordinated note is subordinated to the buyer's senior debt.

         The cash received by the Company in the sale of the furnishings business was used to reduce the Company's outstanding bank borrowings. The Company's financial restructuring in 1995 also included the contribution to the capital of the Company of 2,000,000 shares of the Company's common stock by Safeguard Scientifics (Delaware), Inc. ("Safeguard"), previously the Company's majority shareholder. Safeguard simultaneously sold an aggregate 2,500,000 shares of the Company's common stock to officers of the Company. See Item 13. As a result, while Safeguard remains the Company's largest shareholder, Safeguard's beneficial ownership of the Company's common stock was reduced below 50%.

         In 1995, the Company significantly downsized Maris' operations to concentrate on the low voltage security and fire alarm business and selected "smart highway" operations. Smart highway programs involve the integration and installation of communications networks for automated traffic management systems. In connection with this downsizing, Maris turned over to its surety companies all of its bonded construction projects in progress. See Item 7.

         The Company's operations are now concentrated in Maris' low voltage electric security and life safety projects and Airo Clean's air-filtration business. The air-filtration business grew significantly in 1996, particularly in the commercial clean room market. In 1995, the Company's air-filtration business acquired a new product line employing the Laminar Air Flow Patient Isolation technology, which is a necessary component for bone marrow transplant procedures.

Item 1(b). Financial Information about Industry Segments

         Financial information about the Company's industry segments is contained in footnote 16 to the Consolidated Financial Statements contained in
Item 14 below.

Item 1(c). Narrative Description of Business


SECURITY SYSTEMS

Products and Services

         The Company, through its wholly owned subsidiary, Maris Equipment Company, Inc. ("Maris"), provides low voltage electronic security systems and life safety systems to the commercial and institutional markets. Products include fire alarm systems, closed circuit television surveillance systems, card access security and alarm monitoring systems, paging and intercom systems, hospital communications systems, parking and revenue control systems and programmable logic controller based central alarm and control systems. The Company no longer intends to pursue large, bonded federal correctional facility and airport projects, and will no longer provide correctional detention hardware, such as doors, security glazing and access operating devices, to the correctional marketplace.

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

Marketing and Distribution; Contracting Practices

         Maris has significantly reduced its marketing and sales staff in accordance with its downsized business. The Company maintains a sales force in its headquarters in Exton, Pennsylvania and in its regional office in Austin, Texas. It also has satellite operations in San Antonio, Texas and New York City, New York.

         Maris focuses on bidding for smaller projects involving new or upgraded construction to electrical contractors and on providing proposals to owners and building managers for new or upgraded systems. These bids and proposals are generally made at a fixed price based on the specifications provided by the contractor, owner or manager. Accurate estimation of the Company's total cost to complete a project is therefore crucial to profitability. Maris typically provides the integration engineering, assembly shop drawings and system start-up with its own staff of project managers, engineers, computer aided design (CAD) operators and technicians.

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

Revenue Recognition and Backlog

         The Company recognizes revenues on a percentage of completion basis. Backlog consists of the uncompleted portion of the contracts. The backlog for the security systems segment was approximately $4.0 million at December 31, 1996 as compared with approximately $6.8 million at December 31, 1995. The Company anticipates that approximately 80% of the backlog will be fulfilled during 1997. The remaining backlog relates to performance under long-term service contracts. The decrease in backlog reflects the completion of several large projects which were secured in 1994 and completed in 1996.

Competition

         The Company provides security systems to a variety of institutional markets. In that marketplace, the Company competes with numerous local dealers and factory direct operations. There are also numerous firms operating nationally in the construction marketplace that provide electronic security systems integration. Competition is based primarily on price, quality of work, and ability to complete the work on time. The Company's past financial difficulties and limited ability to obtain bonding are a competitive disadvantage in the institutional markets. Many large institutional projects require the contractor to provide a completion bond. However, in the commercial and industrial building markets, the Company believes that its personnel and the depth of their knowledge are important competitive factors.

U. S. Government Sales and Dependence on Significant Customers

         While prior to 1996 Maris had substantial revenues from sales to the Federal Bureau of Prisons, Maris had no significant U.S. government sales in 1996 and does not anticipate significant U.S. government sales in 1997. No single security systems customer accounted for more than 10% of consolidated revenues in 1996, and the Company does not expect any single customer to account for 10% or more of the Company's consolidated revenues in 1997.

Seasonality

         The security systems business is not subject to any material seasonal fluctuations.


AIR FILTRATION PRODUCTS

Products

         The Company designs, manufactures and distributes through its wholly owned subsidiary, Airo Clean, Inc. ("Airo-Clean"), air-filtration components and systems which are used in a variety of industries which require particle-free, ultra-clean working environments, as well as patient isolation devices for hospital and health care applications.

         The two room-size cleanroom systems manufactured and distributed by the Company are the UDF Perforated Ceiling System and the UltraGuard(R) HEPA/Fan Module Ceiling System, both of which can be delivered prepackaged using standard components or can be custom designed to meet precise client specifications. The UDF Perforated Ceiling System provides mass-air displacement for a more uniform distribution of clean air throughout a cleanroom environment and other critically controlled areas. The UltraGuard HEPA/Fan Module Ceiling System is a pressurized plenum system which utilizes a self-powered blower and HEPA filter packaged together in one compact housing which can be installed in a suspended ceiling grid.

         The Company also manufactures and distributes several application specific, modular cleanroom systems which are available in a number of prepackaged sizes or can be customized to meet special requirements:

         o The BioShield(TM) air-filtration unit, a health care product introduced late in 1993, is an air scrubbing product for controlling airborne pathogens. The product is targeted for the health care industry. The BioShield product meets or exceeds the Center for Disease Control guidelines for hospital isolation rooms, which require a minimum of 6 air changes per hour, which were issued during the fourth quarter of 1994.

         o The Microlab(R) portable cleanroom can be set up by one person and be operational within 30 minutes to provide Class 100 air for sanitized operations such as animal studies, health care, hybrid electronics, and medical device assembly. The Microlab unit's compact design fits through standard 36" doorways, can be expanded by linking multiple units together where additional space is required, and can be quickly moved to another location or folded and stored until needed again.

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

        o The Company's Laminar Air Flow Patient Isolation technology is a necessary component for bone marrow transplant procedures. The products consist of modular components which can be managed in varied configurations to create a room environment providing patient isolation. The evolution in design refinements stems from more than a quarter million patient hours of experience. The Company assembles the components at its Exton facility and the product is then disassembled and reconstructed in the on-site hospital settings. The room air is HEPA-filtered continually to provide maximum levels of cleanliness for the patient.

Patents and Proprietary Rights

         The Company has a number of patents, patent applications, patent licenses and trademarks with respect to various air-filtration products. The Company's issued patents and patent licenses expire between 2008 and 2011. The Company believes that these patents and trademarks help differentiate the Company's product offerings, but price and flexibility of product offerings are equally important competitive factors.

Marketing and Distribution

         The Company primarily conducts its sales and marketing activities for its cleanroom and other indoor air quality products from its Airo Clean facility located in Exton, Pennsylvania. The Company markets and sells these products to a wide variety of end-users throughout the United States through a network of independent dealers and manufacturers' representatives. Some of the dealers have exclusive rights to sell the Company's air filtration products to specific markets in a defined territory. Therefore, a territory servicing different markets may have more than one dealer. These dealers are paid commissions for product sales. Customers of cleanroom products include a variety of manufacturing operations, including biomedical, microelectronics, medical devices, pharmaceuticals, and the hospital and health care markets.

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

Manufacturing

         The Company's clean rooms and indoor air quality products are manufactured in Exton, Pennsylvania. This manufacturing operation consists primarily of an assembly process and testing of finished products.

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

Backlog

         The backlog for the air quality segment was approximately $.8 million at December 31, 1996, compared to approximately $2.4 million at December 31, 1995. The Company anticipates that this backlog will be fulfilled in 1997. The decrease in backlog can be attributed to the completion of one significant clean room project booked in December of 1995 and completed during 1996.

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

U.S. Government Sales and Dependence on Significant Customers

         Airo Clean does not sell any material amount of products to the U.S. government. During 1996, one major clean room project accounted for approximately 16% of the Company's consolidated revenues. This project has been completed, and the Company does not anticipate that any customer will account for more than 10% of consolidated revenues in 1997. Airo Clean has one distributor located in Singapore which sells products in China and Southeast Asia. The loss of this distributor might have a material adverse effect on Airo Clean's business.

EMPLOYEES

         As of December 31, 1996, the Company had 87 employees engaged in its continuing operations. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good and has never experienced any work stoppages.

Item 1(d). Financial Information About Foreign and Domestic Operations and
           Export Sales

         The Company has sold all of its foreign operations. The Company's air filtration products segment had approximately $760,000 of export sales through a distributor in Singapore in 1996 and approximately $900,000 through this distributor in 1995. In 1996, the Company also had an aggregate of approximately $350,000 in revenues from two other foreign sales, one in Mexico and one in Italy. These sales are U.S. dollar-denominated. The security systems segment does not have export sales in its normal course of business, but may secure an overseas project from time to time.

Item 1(e). Directors and Executive Officers of Registrant

        Information about the Company's executive officers and directors can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

Item 2. Properties

         The Company's continuing operations are conducted primarily at its headquarters facility in Exton, Pennsylvania, where its executive offices are located. This facility occupies approximately 21,580 square feet of space. Pursuant to a three year lease, commencing April 1, 1996 the Company pays a monthly rental of $12,588 and a monthly operating expense allowance of $4,784, which expense allowance is subject to adjustment. The Company believes that the headquarters facility will be adequate for its present and anticipated purposes. The Company also leases sales and support offices in Austin, Texas.

Item 3. Legal Proceedings

         Maris is a named party to certain pending law suits relating to certain of Maris' security system installation projects. In connection with Maris' 1995 settlement with its surety companies, the surety companies have assumed all liabilities and all claims and counterclaims in respect of these law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, liquidity, or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Stockholders (the "Meeting") was held on May 3, 1996.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        As of May 4, 1995, the Company's common stock was delisted from the NASDAQ small-cap market. Since that date, there has been no established public trading market for the common stock. The Company's common stock continues to be quoted by a limited number of market makers on the NASD Electronic Bulletin Board under the symbol "CCOR." There can be no assurance that there will be regularly available quotations from market makers in the Company's common stock in the future. The following are the high and low bid quotations for the Company's common stock as quoted by NASDAQ through the second quarter of 1995 prior to delisting from NASDAQ, and as quoted on the Electronic Bulletin Board for the third and fourth quarter of 1995 and for 1996.

                                    1996                   1995
                               High      Low          High       Low
                               ----      ---          ----       ---

         First Quarter        $.34       $.19         $.44       $.22
         Second Quarter        .69        .28          .34        .06
         Third Quarter         .53        .38          .48        .19
         Fourth Quarter        .25        .16          .28        .06


         The above bid quotations reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         There were 303 record holders of the Company's Common Stock on March 17, 1997. The Company has historically reinvested any earnings in the growth of the business and has not paid cash dividends on its common stock.

Item 6. Selected Financial Data

======================================================================================================================
(In thousands, except per
share amounts)                          1996             1995              1994               1993              1992
----------------------------------------------------------------------------------------------------------------------
Net sales                             $17,717          $17,663           $31,245           $15,242            $   --
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)
----------------------------------------------------------------------------------------------------------------------
   Continuing operations               (1,102)              52           (10,392)             (113)               --
----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                 --                            ( 1,745)             (703)              989
----------------------------------------------------------------------------------------------------------------------
   Disposition of
   discontinued operations                650              100           ( 3,303)               --                --
                                      -------          -------           -------           -------            ------
----------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                   (452)             152           (15,440)             (816)              989
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share
----------------------------------------------------------------------------------------------------------------------
   Continuing operations                ($.12)         $   .01            ( 1.00)             (.01)               --
----------------------------------------------------------------------------------------------------------------------
   Discontinued operations                 --               --            (  .17)             (.07)              .09
----------------------------------------------------------------------------------------------------------------------
   Disposition of
   discontinued operations                .07              .01            (  .31)               --                --
                                      -------          -------           -------           -------            ------
----------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                   (.05)         $   .02            ( 1.48)             (.08)              .09
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Working capital (deficit)               1,190              933           (11,379)            3,947                --
----------------------------------------------------------------------------------------------------------------------
Total assets                            8,735            9,681            16,691            34,571            16,014
----------------------------------------------------------------------------------------------------------------------
Long-term debt                          6,030            5,744               -0-             9,939             4,451
----------------------------------------------------------------------------------------------------------------------
Redeemable convertible
  preferred stock                       1,500            1,500             1,500                --                --
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity
  (deficit)                            (4,681)          (4,229)           (4,425)           10,236            11,078
======================================================================================================================

Discontinued operations includes the furnishings segment and Nord Systems. No cash dividends have been declared on common stock. Prior to 1993, the furnishings segment constituted substantially all of the Company's operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In 1995 the Company significantly downsized the Maris Equipment Company ("Maris") business by concentrating on the low voltage security and fire alarm business and selected smart highway applications. The majority of net sales in 1994 represented bonded federal correctional facility and airport projects that the Company has not pursued subsequent to 1994.

         Due to declining furniture sales, particularly to the Federal government, the Company decided in 1994 to dispose of the furnishings business. On August 25, 1995, the Company completed the sale of the assets of the domestic furnishings business, for cash and notes receivable. The Company has applied the proceeds from the sale to pay down its bank debt. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Accordingly, the furnishings segment has been presented as a discontinued operation.

         In connection with the above described sale of the Company's furnishings business, the Company changed its name to Core Technologies (Pennsylvania), Inc.

         In September 1995, Safeguard Scientifics (Delaware), Inc. contributed to the capital of the Company 2,000,000 shares of the Company's Common Stock and sold 2,500,000 shares of Common Stock to management. Prior to the above transactions, Safeguard was the beneficial owner of 67% of the Company's outstanding Common Stock. Subsequent to the above transactions, Safeguard became the beneficial owner of 36% of the Company's outstanding Common Stock. The above information regarding Safeguard's beneficial ownership of the Common Stock assumes conversion of the 15,000 shares of the Company's Convertible Preferred Stock which are convertible by Safeguard into 1,500,000 shares of Common Stock.

         Continuing operations reflect the results of the on-going businesses of Maris, which provides electronic security and life-safety systems to the commercial, industrial and selected government marketplace, and Airo Clean, which designs and manufacturers filtration systems for particle free environments. Because of the disposition of the furnishings business and the change in the focus of the Company's business, comparisons from year to year are not necessarily meaningful.

         The results of the Company in 1995 and 1996 continue to reflect the negative impact of Maris contracts obtained prior to 1995 which the Company anticipates will be completed by mid-year 1997. Projects obtained in 1995 and 1996 were secured at reasonable margins, but for the last two years the Company's resources have been allocated toward finalizing old Maris contracts with minimal or no margin contribution. The Company believes that the old Maris contracts will have minimal impact on the Company's future operations, and the Company is successfully building its backlog with reasonable margins.

         Airo Clean had a record year in 1996 in both sales and earnings, which was largely the result of completing a large clean room project.

Review of continuing operations

         Net sales were $17.7 million in 1996, $17.7 million in 1995 and $31.2 million in 1994. The Company reported a net loss from continuing operations of $1.1 million in 1996, net earnings of $51,600 in 1995 and a net loss of $10.4 million in 1994. The Company also reported gains of $650,000 in 1996 and $100,000 in 1995, and a loss of $5.0 million in 1994, from discontinued operations. The gains on disposition of discontinued operations in 1996 and 1995 primarily related to certain amounts received in excess of amounts anticipated upon disposition of the discontinued operations. Gross margins, as a percentage of sales, were 21.5% in 1996, 24.9% in 1995 and (4.6%) in 1994. The negative gross margin in 1994 reflects the losses incurred by Maris due to cost overruns on the larger bonded federal correctional facility and airport projects.

         Maris sales were $10.3 million in 1996, $13.0 million in 1995 and $27.2 million in 1994. The sales in 1994 included $16.2 million of bonded correctional facility and airport projects which were subsequently turned over to bonding companies. The sales decrease in 1996 reflects management's selective approach in acquiring new projects and completing the existing backlog of projects at the beginning of the year. Gross margins as a percentage of sales at Maris were 12.6% in 1996, 23.1% in 1995 and (8.4%) in 1994. The negative gross margin in 1994 reflects losses incurred to complete fixed-fee major correctional facility and airport projects in process at the time of the September 1993 Maris acquisition. In 1994, the Company recorded a provision for losses on transferring the contracts to the surety companies of $2.2 million, more fully discussed in note three to the financial statements. The reduced margin in 1996 from 1995, reflects the losses incurred on several highway monitoring projects and additional costs to complete several other projects which were in the backlog at the beginning of the year. The Company has filed claims for recovery on some of these costs and the outcome is unknown at this time.

         The Company has ceased bidding on Federal correctional facility and certain airport projects. The following table summarizes correctional facility and airport revenues and margins compared to all other revenues and margins for 1996, 1995 and 1994:

                                      Correctional
         (In thousands)          Facility and Airport                           All Other
                              --------------------------            ----------------------------------
                              1996       1995       1994            1996           1995           1994
                              ----       ----       ----            ----           ----           ----
Net sales                      --         --      $ 16,185        $ 10,363       $ 12,987       $ 10,993

Cost of goods sold             --         --        19,763           9,053          9,982          9,689

Gross Margin % of sales        --         --         (22.1%)          12.6%          23.1%          11.9%

         Airo Clean sales were $7.4 million in 1996, $4.7 million in 1995 and $4.1 million in 1994. The increased sales in 1996 compared to 1995 can be attributed to a $2.9 million clean room project. Gross margin, as a percentage of sales, increased to 34.0% in 1996 compared to 29.9% in 1995 and 20.9% in 1994. Airo Clean's improved margins can be attributed to increased sales volume and improved margins on its products and projects.

         The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard, and Laminar Air Flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the health care and hospital industry. In 1995, Airo Clean acquired the Laminar Air Flow patient product line from Isolation Technology Systems, a provider of sterile cleanroom products to the health care and hospital industries. Laminar air flow patient isolation is a necessary component of bone marrow transplant procedures, and Airo Clean uses this product line to enhance its offering to the hospital and health care markets.

         Consolidated sales and marketing expenses were $1.8 million in 1996, $1.7 million in 1995 and $3.3 million in 1994. These costs, as a percentage of sales, were 10.2%, 9.5% and 10.6% in 1996, 1995 and 1994, respectively. These costs increased moderately in 1996 due to the expansion of Airo Clean's sales distribution system and decreased in 1995 due to cost reduction implemented at Maris and Airo Clean. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise and the higher profit potential.

         Consolidated general and administrative expenses were $2.5 million in 1996, $2.2 million in 1995 and $4.5 million in 1994. These costs, as percentage of sales, were 13.9% in 1996, 12.4% in 1995 and 14.4% in 1994. The increase costs in 1996 reflect general corporate expenses which in 1995 and 1994 were shared with discontinued operations. The absolute dollar decrease of $2.3 million in 1995 from 1994 reflects staff reductions and salary freezes implemented at Maris and Airo Clean. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         During 1994, the Company restructured its security business which resulted in a charge of $2.2 million in the statement of operations, more fully described in note three to the financial statements.

         Interest expense was $569,700 in 1996, $692,100 in 1995 and $593,400 in
1994. The decrease in 1996 reflects the lower average debt level due to cash payments received in 1996 from the sale of the furnishing segment in 1995. The increase in 1995 reflects the higher average debt level before the reduction in debt due to sale of the furnishings segment of the Company and an increase in the average interest rate.

         The income tax benefit of $220,700 in 1995 and $1.7 million in 1994 principally reflects the benefit of recoverable U.S. income taxes as a result of losses incurred. In addition, the Company has generated an operating loss carryforward of approximately $7.7 million that may be used in future years to offset taxable income until the year 2011, as more fully described in note twelve to the financial statements.

         The following table summarizes the approximate backlog as of December 31, 1996, 1995 and 1994:


        (In Millions)           MARIS            AIRO CLEAN         TOTAL
                                -----            ----------         -----
            1996                $4.0               $ .8             $ 4.8

            1995                 6.8                2.4               9.2

            1994                 9.2                1.4              10.6

The backlog at Maris has decreased during this period due to Management's decision not to pursue larger federal correction projects. Airo Clean's backlog reflects two significant cleanroom projects, one booked in the fourth quarter of each of 1994 and 1995.

Liquidity and Capital Resources

         In March, 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new three year, $6 million credit agreement maturing on March 14, 2000. Borrowings under the Company's previous credit facility were repaid with proceeds from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard through September 30, 2000, as well as and substantially all of the assets of the Company. Borrowings bear interest at prime plus 1% and the Company pays a monthly commitment fee of 1/2% on the unused portion of the credit facility. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the Company's on going business will be sufficient to satisfy or support the debt. As of March 17, 1997 outstanding borrowings under the credit facility were $4.7 million.

         In August 1995, as a result of the sale of the furnishings business, $2.3 million of cash was applied to reduce outstanding bank borrowings. In addition to the cash consideration at close, the Company received a $2.0 million Subordinate Note which bears interest at a rate of 8% per annum as well as installment payments payable in 1996. In 1996, the Company received an aggregate of $1.2 million in cash consisting of installment payments from the buyer and collections of receivables assigned back to the Company from the buyer. Interest began accruing on the Subordinate Note on August 25, 1996. The principal amount of the Subordinate Note is being amortized on a seven-year level schedule with semi-annual payments and a balloon payment due on August 25, 2000. The first semi-annual payment on the Subordinate Note was made on February 25, 1997.

         In 1995, the Company entered into an agreement with the parties from whom it acquired Maris, which significantly restructured the original purchase transaction. Under this agreement the seller has agreed to offset its $3.6 million note receivable from the Company in exchange for releases from its indemnification liabilities to the Company under the original asset purchase agreement. The principal sureties have released the Company from its indemnity obligations under certain construction projects in return for 300,000 shares of Core Technologies stock, cash payments of $487,000 and additional payments of up to $1 million in the aggregate equal to 20% of Maris' net earnings in 1998-2002. The Company has negotiated terms with its principal vendors to supply the materials needed to meet current requirements.

         Safeguard made cash advances to the Company in 1995 totaling $887,000 to cover the closing costs of the sale of the furnishings segment and the cash payments to the sureties. The Company has issued Safeguard a Subordinated Note to evidence this debt. This Subordinated Note accrues interest at 6% per annum. Accrued interest and principal are due on December 31, 2000. This Note is subordinated to the Company's obligations to its other lenders. Additionally, if the Safeguard letter of credit can be cancelled prior to December 31, 2000, Safeguard has agreed to forgive all obligations under the Subordinated Note.

         During 1996 and 1995, the Company received $1.3 million and $1.9 million, respectively in cash from discontinued operations. The Company anticipates receiving approximately $480,000 in cash from discontinued operations in 1997, primarily related to payment of the Subordinate Note receivable from the buyer of its furnishings business, discussed above.

         As a result of the restructurings, the Company has emerged as a significantly downsized company. The Company believes that with its new credit facility, which provides the Company with additional working capital on more favorable terms than the previous credit facility, and cash provided by operations, it will be able to continue to operate in this downsized mode.
The Company will continue to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the new credit facility.

         Capital expenditures were $153,000 in 1996, $182,900 in 1995 and $113,500 in 1994. The 1996 and 1995 expenditures were primarily used to upgrade computer systems in Maris and Airo Clean. Capital expenditures for 1997 are projected at approximately $150,000 with no formal commitments as of December 31, 1996.


Item 8. Financial Statements

         The consolidated financial statements and schedule appear at the end of this report beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of Registrant

Executive Officers:

         The following persons were executive officers of the Registrant at March 26, 1997:

                                                 Has Been an
                                                  Officer
Name                                 Age           Since            Position
----                                 ---           -----            --------
George E. Mitchell                   59             1984            President, Chairman and
                                                                    Chief Executive Officer

Frederick B. Franks, III(1)          57             1989            Vice President-Finance, Chief
                                                                    Financial Officer, Treasurer and
                                                                    Secretary

Michael Pelosi III(2)                39             1994            President, Airo Clean, Inc.

(1) Mr. Franks joined the Company in May 1989. From March 1981 to April 1989, Mr. Franks served as Vice President-Finance and Chief Financial Officer of Ferag, Inc., a manufacturer of newspaper material handling equipment.

(2) Mr. Pelosi joined Airo Clean in 1981, and became Sales and Marketing Director in 1985. He was appointed President in 1989.

Directors:

                                                                                Has Been
                           Principal Occupation and Business                    a Director
     Name                  Experience During Last Five Years                      Since           Age
     ----                  ---------------------------------                      -----           ---
George E. Mitchell         President, Chairman and Chief Executive
                           Officer of the Company                                  1984           59

Anthony A. Nichols         Chairman, Brandywine Realty Trust, a real estate
                           investment trust.(1)(2)(4)                              1988           57

Richard P. Richter         President Emeritus, Ursinus College(1)(3)(5)            1989           66

W. Wayne Dunlop            Executive Vice President and Chief Operating            1995           50
                           Officer, Barclay White, Inc., a general
                           construction contracting and management
                           firm(1)(6)

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Stock Option Committee.

(4) Prior to August, 1996, Mr. Nichols was President of the Nichols Company, an owner and manager of commercial office and industrial space.

(5)  Prior to January 1, 1995, Mr. Richter was President of Ursinus College.

(6) Mr. Dunlop has been Chief Operating Officer of Barclay White since September 1995 and Executive Vice President since September 1994. Prior to September 1994 he was a Senior Vice President of Barclay White.

Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K:

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from January 1, 1996 to December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except for one late Form 4 filed by Mr. Franks relating to expiration of options.

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

         Base compensation levels and benefits for executives generally had been set in previous years to be between the lower end and the midpoint of the scale of compensation paid by comparable companies in the Company's principal industry. Conversely, incentive programs were regarded to be above the midpoint of the scale in the industry. In pursuing this philosophy, the Company believed it could keep the fixed component of the compensation package at reasonable levels while incenting its key executives and managers to achieve better than average results. Therefore, the total cash compensation plan is made up of a lower base and higher incentive opportunity which in total would be competitive with comparable companies in the industry if the Company's objectives are achieved. For the purpose of establishing these levels, the Company had reviewed an evaluation by an independent compensation consultant of various published industry salary surveys. In setting executive compensation packages for 1995 and 1996, the Committee considered an evaluation of executive compensation levels for comparably-sized companies in the electrical contracting industry.

         Annual cash bonuses in 1996 were, and in 1997 will be based on Company income and individual goals. At the beginning of each year, the Committee approves a target range of income, and a range of potential bonus amounts for the chief executive officer and each other executive officer, stated as a percentage of base salary. Performance bonuses are awarded at year-end based on the actual income compared to the target income, and the achievement of individual objectives and individual contributions during the year to the achievement by the Company of its financial and strategic objectives, which the Board determines in its discretion.

         Grants of Company stock options are intended to align the interests of executives and key employees with the long-term interests of the Company's stockholders, and to encourage executives and key employees to remain in the Company's employ. Generally, grants are not made in every year, but are awarded subjectively based on a number of factors, including the pre-tax operating earnings of the Company, the individual's contributions to the achievement of the Company's financial and strategic objectives, and the amount and remaining term of options already held by an individual. The Stock Option Committee of the Board administers the Company's stock option plan. In 1996, options for 25,000 shares were granted to Michael H. Pelosi, III and options for 30,000 shares were issued to Frederick B. Franks, III. See "Stock Options," below.

CEO Compensation

         In 1994, the Compensation Committee authorized an increase in Mr. Mitchell's base salary to $140,000. However, based on the Company's performance during the first quarter and its cash flow problems, in April 1994, Mr. Mitchell initiated a 16% reduction in his salary in order to conserve Company resources. Mr. Mitchell continued to draw base salary at this reduced level in 1995. A payment of $25,000 was made to Mr. Mitchell in March, 1996, to partially compensate him for the salary foregone in 1994 and 1995. Since the Company failed to achieve the established target range of return on assets during 1995 and 1996, no bonus was paid to him for 1995 or 1996.

Other Executive Compensation

         The Compensation Committee re-set executive salaries for 1994 for certain executives based on its review of executive compensation in the electrical contracting industry. Mr. Pelosi's compensation is governed by a five-year employment agreement, and his salary was not adjusted. However, based on the Company's performance during the first quarter and its cash flow problems, in April and May 1994, all executives accepted salary reductions in order to conserve Company resources. Mr. Pelosi (but no other executive officers) received a bonus in 1995 and 1996. Mr. Franks received a payment of $16,000 in March, 1996, to compensate him for salary foregone in 1994 and 1995.

By the Compensation Committee:

Anthony A. Nichols

EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

         The following table sets forth information concerning compensation paid to the Chief Executive Officer and to each other person who was an executive officer of the Company at any time during 1995 and whose salary and bonus exceeded $100,000 in 1996.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Long Term
                                                             Annual Compensation                     Compensation
                                             -------------------------------------------------     -----------------
                                                                                                         Awards
                                                                                                   -----------------
                                                                                                      Securities
                                                                                  Other Annual        Underlying      All Other
                                                                                  Compensation         Options/       Compensa-
 Name and Principal Position       Year      Salary ($)(1)       Bonus ($)           ($)(2)            SARS (#)      tion ($)(3)
--------------------------------------------------------------------------------------------------------------------------------
George E. Mitchell, (4)            1996        $117,600         $      0             $18,331                 0         $33,170
President, Chairman and            1995         142,600                0              17,733                 0          32,106
Chief Executive Officer            1994         125,354                0              13,816                 0          33,787

------------------------------------------------------------ -----------------------------------------------------------------
Michael H. Pelosi III, (5)         1996        $100,000         $ 75,000             $     0            25,000         $37,500
President, Airo Clean, Inc.        1995          99,801            5,465                   0            50,000          37,500
                                   1994          93,461                0                   0                 0          37,500

-----------------------------------------------------------------------------------------------------------------------------
Frederick B. Franks, III (4)       1996        $100,000                0             $11,552            30,000         $18,222
Vice President-Finance             1995         108,154                0              11,194                 0          17,587
and Chief Financial Officer        1994          92,154                0               7,491                 0          17,747

-----------------------------------------------------------------------------------------------------------------------------

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

(3) The stated amounts for fiscal 1996 include the following amounts for each named executive officer: Company contributions under the 401(k) Plan -- Mr. Mitchell, $0; Mr. Pelosi, $0; Mr. Franks, $0; term life and disability premiums -- Mr. Mitchell, $26,589; Mr. Pelosi, $0; Mr. Franks, $14,536; current dollar value of benefits to the named executives of the remainder of split-dollar premiums paid by the Company -- Mr. Mitchell, $6,581; Mr. Pelosi, $0; Mr. Franks, $3,686. residual salary payments agreed to in connection with acquisition -- Mr. Mitchell, $0; Mr. Pelosi, $37,500; Mr. Franks, $0.

(4) 1995 figure includes salary adjustment paid on March 15, 1996 to: Mr. Mitchell, $25,000 and Mr. Franks, $16,000.

(5)  Mr. Pelosi was elected as an executive officer of the Company in mid-1994.

Stock Options

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised in-the-money options at December 31, 1996.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                            FY-End Option/SAR Values

--------------------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities Underlying
                              Shares                                  Unexercised                      Value of Unexercised
                             Acquired                       Options/SARs at Fiscal Year-End         in-the-Money Options/SARs
                                on                                      (#)(1)                      at Fiscal Year-End ($)(1)
                             Exercise         Value
          Name                 (#)         Realized($)      Exercisable      Unexercisable          Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
 George E. Mitchell             0            $  0                  0                  0               $     0         $      0
--------------------------------------------------------------------------------------------------------------------------------
 Michael H. Pelosi III          0            $  0             51,500             62,500               $     0         $      0
--------------------------------------------------------------------------------------------------------------------------------
 Frederick B. Franks III        0            $  0             50,000             30,000               $     0         $      0
--------------------------------------------------------------------------------------------------------------------------------

(1) On December 31, 1996, the fair market value of the common stock was $.26. No options were in-the-money on that date.


         During Fiscal Year 1996, Mr. Pelosi was granted options to purchase 25,000 shares, and Mr. Franks was granted options for 30,000 shares, of the Company's common stock under the Company's 1993 Stock Option Plan. These options were issued at the market price on the date of grant, expire seven years after the date of grant, and vest in twenty-five percent increments annually beginning one year from the date of grant. No options were granted to the Company's Chief Executive Officer in 1996. The following table sets forth certain information regarding the options granted to Mr. Pelosi and Mr. Franks in 1996:

                      Option/SAR Grants in Last Fiscal Year

===================================================================================================================================

                                                                                                    Potential Realizable Value
                                                                                                         at Assumed Annual
                                                                                                       Rates of Stock Price
                                                                                                           Appreciation
                                       Individual Grants                                                  for Option Term
===================================================================================================================================
                                                 % of Total
                              Number of           Options/
                              Securities            SARs            Exercise
                              Underlying         Granted to         or Base
                             Options/SARs       Employees in         Price         Expiration
          Name                 Granted          Fiscal Year          ($/Sh)           Date            5% ($)           10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi, III          25,000              4.7%              $.26          12/16/03          $2,646          $ 6,617
-----------------------------------------------------------------------------------------------------------------------------------
                                15,000              2.8%              $.45         05/03/02           $2,748          $ 6,403
Frederick B. Franks, III        15,000              2.8%              $.26         12/16/02           $1,587          $ 3,670
                                ------              ----                                              ------          -------
                                30,000              5.6%                                              $4,335          $14,408
===================================================================================================================================

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

         In connection with the acquisition of the assets of Airo Clean Engineering, Inc. in 1993, Airo Clean, Inc. entered into a five-year employment agreement with Michael H. Pelosi III providing for his employment through February 1, 1998 as President of Airo Clean, Inc. at a minimum base salary of $100,000. Mr. Pelosi has also received residual salary payments agreed to in connection with the acquisition of $37,500 per year, terminating with 1996. The agreement also provided for Mr. Pelosi to receive an incentive payment each year equal to 3.75% of Airo Clean's net income, before allocated expenses and taxes, in excess of $150,000 per year. In 1996, Mr. Pelosi orally agreed to replace this bonus formula with a plan similar to the bonus plan used for the Company's other executive officers. This plan consists of a formula based on pre-tax earnings of Airo Clean, and individual goals evaluated in the discretion of the Board. Airo Clean did not achieve this target in 1994, and consequently Mr. Pelosi did not receive any incentive payment for 1994. In May 1994, in recognition of the Company's liquidity problems, Mr. Pelosi accepted a temporary salary reduction for the balance of 1994 in order to conserve Company resources. In 1995, Airo Clean did achieve its target and Mr. Pelosi received a bonus of $5,465. Mr. Pelosi received a bonus of $75,000 in 1996 under his new bonus plan. Upon the termination of Mr. Pelosi's employment for reasons other than just cause or voluntary resignation, he will be entitled to receive an amount equal to his base salary for the balance of the term of the agreement. Pursuant to this agreement, Mr. Pelosi has agreed to refrain from competing with the Company until the earlier of February 1, 1998 or two years after the termination of his employment.

                             STOCK PERFORMANCE GRAPH

         The following chart compares the cumulative total stockholder return on the Company's Common Stock for the period December 31, 1991 through December 31, 1996 with the cumulative total return on the NASDAQ Index and the cumulative total return for a peer group index for the same period. Because the Company has discontinued its furnishings operations, the Company has selected as a new peer group SIC Code 1731--Electrical Contractors, which is the primary industry in which the Company is continuing to operate.

220.00|-----------------------------------------------------------------------|
      |                                                                       |
      |                                                                       |
200.00|---------------------------------------------------------------------@-|
      |                                                                       |
      |                                                                       |
180.00|-----------------------------------------------------------------------|
      |                                                                       |
      |                                                                       |
160.00|-------------------------------------------------------@---------------|
      |                          *                                            |
      |                                                                       |
140.00|-----------------------------------------------------------------------|
      |                                                                       |
      |                                         @                             |
120.00|--------------------------@--------------------------------------------|
      |                                                                       |
      |            *                                                          |
100.00|*#@---------@----------------------------------------------------------|
      |                                                                       |
      |                                                                       |
 80.00|-----------------------------------------------------------------------|
      |                                         *                             |
      |                                                                       |
 60.00|-----------------------------------------------------------------------|
      |                                                                       |
      |                                                                       |
 40.00|---------------------------------------------------------------------*-|
      |                                                       *               |
      |            #                                                          |
 20.00|-----------------------------------------------------------------------|
      |                                                                       |
      |                          #                            #             # |
  0.00|-----------------------------------------#-----------------------------|
     1991         1992          1993           1994          1995          1996

                               FISCAL YEAR ENDING

COMPANY                       1991       1992       1993       1994       1995        1996
CORE TECHNOLOGIES, INC.  *    100       112.50     150.00      75.00      37.50       40.00
INDUSTRY INDEX           #    100        27.57       8.21       2.96       4.66        5.59
BROAD MARKET             @    100       100.98     121.13     127.17     164.96      204.98

THE INDUSTRY INDEX CHOSEN WAS:            THE BROAD MARKET INDEX CHOSEN WAS:
SIC CODE 1731 -- ELECTRICAL WORK          NASDAQ MARKET INDEX

THE CURRENT COMPOSITION OF THE INDUSTRY INDEX IS AS FOLLOWS:

EMCOR GROUP INC
ENSEC INTERNAT INC
LAYNE CHRISTENSEN CO
TELETEK INC

The above chart assumes that $100 was invested on December 31, 1990 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

Directors' Compensation

         Directors are elected annually and hold office until their successors are elected and have qualified or until their earlier resignation or removal. Directors who are not employees of the Company are paid a quarterly fee of $1,000 and $400 for each Board meeting attended, including committee meetings attended on a date other than a Board meeting date.

         The Company also maintains a stock option plan for Non-Employee Directors (the "Directors' Plan") which provides for the grant of options to directors not otherwise employed by the Company, its parent or any of its subsidiaries ("Eligible Director"). Each Eligible Director receives, as of the date such person first becomes an Eligible Director, an option to purchase 5,000 shares of the Company's Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan vest in four equal annual installments beginning on the first anniversary of the date of option grant and have a term of seven years. During 1996, Mr. Nichols and Mr. Richter were each granted options for 10,000 shares of the Company's common stock exercisable at $.26 per share; Mr. Dunlop was granted options for 5,000 shares at $.25 per share and 5,000 shares at $.26 per share. No options were exercised by any Eligible Director during 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 1, 1997, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and the number of shares of Common Stock owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group. In addition to the information regarding the Company's Common Stock listed below, as of March 1, 1997, there were 15,000 Series A Shares issued and outstanding. All of such Series A Shares are owned of record by Safeguard Scientifics (Delaware), Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), and consequently are beneficially owned by Safeguard.

                                                     Number of      Percent of
                                                  Shares Owned(1)     Class
                                                  ---------------   ----------
Safeguard Scientifics (Delaware), Inc. (2).....     3,744,757         36.0%
   103 Springer Building
   3411 Silverside Road
   Wilmington, DE  19803
Philip J. Donnelly ............................       833,333          9.4%
   110 Summit Drive
   Exton, PA  19341
George E. Mitchell (3).........................     1,505,834         16.9%
   110 Summit Drive
   Exton, PA  19341
Frederick B. Franks (4) .......................       892,083         10.0%
   110 Summit Drive
   Exton, PA  19341
W. Wayne Dunlop (4) ...........................         1,250           *
Anthony A. Nichols (4).........................        25,938           *
Richard P. Richter (4).........................         1,350           *
Michael H. Pelosi III(4).......................        67,500           *
Officers and directors
   as a group (7 persons)(5)...................     3,327,288         37.0%
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

(3)  Includes 300,000 shares of Common Stock held by Mr. Mitchell's spouse.

(4) Includes for Messrs. Franks, Dunlop, Nichols, Richter and Pelosi 53,750, 1,250, 1,250, 1,250 shares and 57,500 shares, respectively, which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by May 28, 1997.

(5) Includes 115,000 shares which may be acquired pursuant to stock options which are currently exercisable or which will become exercisable by May 28, 1997. Includes, for purposes of this table, shares owned by Mr. Donnelly, a Vice President of the Company. The Company has not designated Mr. Donnelly as a policy-making executive officer for purposes of Section 16 of the Exchange Act of 1934 and the regulations thereunder.


Item 13. Certain Relationships and Related Transactions

         The Company rents 21,580 square feet of office space used as its headquarters in Exton, Pennsylvania. Prior to the third quarter of 1996, this facility was owned by Safeguard; it has subsequently been transfered to Brandywine Realty Trust, a Real Estate Investment Trust of which Anthony Nichols, a director of the Company, is Chaiman. From April 1, 1995 through April 1, 1996, this facility was leased from Safeguard on a month to month basis with monthly rental payments of $11,539 and a monthly operating expense allowance of $4,784, which expense allowance is subject to adjustment based upon the Company's proportionate share of actual operating expenses. Beginning April 1, 1996, the Company paid a monthly rental of $12,588 plus the monthly operating expenses. The Company believes the lease terms are no less favorable than could be obtained from an unrelated third party.

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

         Safeguard currently has in place letters of credit in the aggregate amount of $4,500,000 to guaranty the Company's bank loans through September 30, 2000. Safeguard has guaranteed varying amounts of the Company's debt in the past. Safeguard received no monetary compensation for the extension of these guarantees. The Company has agreed to indemnify Safeguard against loss resulting from the above described guarantees.

         In June 1994, Safeguard purchased from the Company 15,000 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Shares") for an aggregate purchase price of $1.5 million. The Series A Shares are convertible into shares of Common Stock based on a conversion price of $1.00 per share of Common Stock. The conversion price and number of shares into which the Series A Shares may be converted are subject to anti-dilutive adjustments. The Series A Shares are entitled to a 6% per annum dividend payable out of legally available funds. Dividends which are not declared and paid will accumulate. No dividends have been declared to date. Unpaid, undeclared cumulative dividends as of December 31, 1996 were $225,000. The Series A Shares are entitled to one vote for each share of Common Stock into which such Series A Shares may be converted. The Company may redeem the Series A Shares at any time and must redeem all outstanding Series A Shares on June 1, 2001.

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

         In 1995, Safeguard advanced $887,000 to the Company to cover closing costs of the sale of the furnishings business and payments to Maris' sureties. The Company has issued to Safeguard a Subordinated Note to evidence this obligation. The Subordinated Note accrues interest at 6% per annum. Interest and principal are due on December 31, 2000 but the Subordinated Note is subordinated to all the Company's obligations to its other lenders. Additionally, if the Safeguard letter of credit can be cancelled prior to December 31, 2000, Safeguard has agreed forgive all obligations under the Subordinated Note.

         In connection with the Airo Clean acquisition in 1993, Airo Clean, Inc. entered into a five-year employment agreement with Joseph P. Pelosi, the brother of Michael H. Pelosi, III. The agreement provides for a minimum annual base salary of $80,000, and provides for an incentive payment each year equal to 3.75% of Airo Clean's net income, before allocated expenses and taxes, in excess of $150,000. During 1994, the Company paid Joseph Pelosi $80,000 plus normal employee benefits. Joseph Pelosi, as well as Michael H. Pelosi, has accepted a change in bonus formula to a plan similar to that used for other executive officers of the Company. See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements."

         Also in connection with the Airo Clean acquisition, Airo Clean entered into a lease for approximately 15,300 square feet of flex office, warehouse and assembly space in Exton, PA from Michael Pelosi, Jr. and Lucille Pelosi, who are the parents of Michael H. Pelosi, III. The lease continues through December 2001. During 1995, Airo Clean paid $110,000 as rent to Mr. and Mrs. Pelosi, and also paid all operating expenses for the leased premises. The Company has consolidated Airo Clean's operations into the Company's headquarters facility, and sublet the Airo Clean space. Through the remaining term of the lease, the rental paid by the sublettor will be $128,000 less than the rent to be paid by the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following Financial Statements and Schedule are included with this Annual Report.

        CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
          INDEPENDENT AUDITORS' REPORT
          CONSOLIDATED BALANCE SHEETS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONSOLIDATED STATEMENTS OF CASH FLOWS
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FINANCIAL STATEMENT SCHEDULE
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(b) Reports on Form 8-K

        During the fiscal quarter ended December 31, 1996, the Company did not file any Reports on Form 8-K.

(c) Exhibits

     The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.


Exhibit No.   Exhibit
-----------   -------

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

4.3**         Amended and Restated 1984 Stock Option Plan of CenterCore, Inc.

4.4**         Stock Option Plan for Non-Employee Directors

4.5**         1993 Stock Option Plan

4.6           Certificate of Designation for Series A Preferred Stock

10.1 Loan and Security Agreement dated March 14, 1997 by and among Core Technologies (Pennsylvania), Inc., Maris Equipment Co., Inc. and Airo Clean, Inc. (Borrowers) and FINOVA Capital Corporation (Lender)

10.2 $887,000 Subordinated Note from Core Technologies, Inc. to Safeguard Scientifics (Delaware), Inc. dated August 25, 1995

10.3 Subordination Agreement dated March 14, 1997 between Safeguard Scientifics (Delaware), Inc. and FINOVA Capital Corporation, and acknowledged by Core Technologies (Pennsylvania), Inc.

10.4 Assignment and Assumption of Lease Agreement for 212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.

10.5 Lease Agreement between CenterCore, Inc. and The Nichols Company dated September 29, 1993 for 110 Summit Drive, Exton, PA and Landlord's Waiver dated February 9, 1994

10.6 Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July 23, 1986 for 110C Summit Drive, Exton, PA and amendments thereto

Exhibit No.   Exhibit
-----------   -------

10.7          Fourth Amendment to Lease

10.8**        CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan

10.9** CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93

10.10** Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan effective as of June 1, 1994

10.11 Settlement Agreement between the Company and Joseph Pisarra dated as of September 29, 1995

10.12 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and Airo Clean Engineering, Inc. and Michael H. Pelosi III, Joseph Pelosi and Michael H. Pelosi, Jr. (schedules and exhibits omitted)

10.13** Employment Agreement dated February 1, 1993 between Airo Clean, Inc. and Michael H. Pelosi, III

10.14 Exclusive License Agreement between Michael H. Pelosi III and Airo Clean, Inc. dated as of February 1, 1993

10.15 Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc.

10.16 Promissory Note dated September 22, 1993 made by Maris Equipment Company to JWP Inc.

10.17 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company

10.18 Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Insurance Company of North America

10.19 Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., and Liberty Mutual Insurance Company

10.20         $1.1 Million Note to Safeguard Scientifics, Inc. dated September
              22, 1993

Exhibit No.   Exhibit
----------    -------

10.21 Subordination Agreement dated March 1994 among Maris Equipment Company, Inc., JWP/MEC Corp., and Mellon Bank

10.22 Preferred Stock Purchase Agreement dated June 15, 1994 between CenterCore, Inc. and Safeguard Scientifics (Delaware), Inc.

10.23 Asset Purchase Agreement dated May 26, 1995 among CenterCore, Inc., Corel Corporate Seating, Inc. and The CenterCore Group, Inc.

10.24         Amendment No. 1 dated as of June 30, 1995 to Asset Purchase
              Agreement

10.25 Option Shares Escrow Agreement dated September 29, 1995, by and between George Mitchell, Frederick Franks III, Philip Donnelly and the Company

10.26 Promissory Note dated September 29, 1995 from George Mitchell to the Company in the principal amount of $83,333

10.27 Promissory Note dated September 29, 1995 from Frederick Franks III to the Company in the principal amount of $83,333

10.28 Promissory Note dated September 29, 1995 from Philip Donnolly to the Company in the principal amount of $83,333

11            Computation of Per Share Earnings (Loss)

21            List of Subsidiaries

23            Consent of Independent Auditors

----------------
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997                CORE TECHNOLOGIES (PENNSYLVANIA), INC.


                                     By: /s/ George E. Mitchell
                                        ------------------------------------
                                        George E. Mitchell
                                        President and Chief Executive Officer

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

        Name and Title                                      Signature                        Date
        --------------                                      ---------                        ----
George E. Mitchell
Chief Executive Officer and Director             /s/ George E. Mitchell                   March 28, 1997
                                                ----------------------------------
Frederick B. Franks, III
Chief Financial Officer                          /s/ Frederick B. Franks, III             March 28, 1997
                                                ----------------------------------
Anthony A. Nichols
Director                                         /s/ Anthony A. Nichols                   March 28, 1997
                                                ----------------------------------
Richard P. Richter
Director                                         /s/ Richard P. Richter                   March 28, 1997
                                                ----------------------------------
W. Wayne Dunlop
Director                                         /s/ W. Wayne Dunlop                      March 28, 1997
                                                ----------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Core Technologies (Pennsylvania), Inc.:

We have audited the consolidated balance sheets of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audit of these consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in coformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
February 28, 1997, except as to the first paragraph in
note 9 which is as of March 14, 1997

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                   December 31,         December 31,
                                                                                      1996                  1995
                                                                                    ------------        ------------
Assets

Current assets
  Cash                                                                              $    124,200        $    106,500
  Receivables, less allowances ($180,000 --1996; $338,200 --1995)                      4,171,500           3,709,700
  Costs and estimated earnings in excess of billings on uncompleted contracts            511,000             401,300
  Inventories                                                                            647,100             679,500
  Notes receivable                                                                       280,300             848,200
  Other current assets                                                                   360,900             871,500
                                                                                    ------------        ------------
  Total current assets                                                                 6,095,000           6,616,700

Plant and equipment
  Leasehold improvements                                                                 167,100             168,200
  Machinery and equipment                                                              1,076,800             987,000
                                                                                    ------------        ------------
                                                                                       1,243,900           1,155,200
  Less accumulated depreciation and amortization                                        (839,800)           (652,900)
                                                                                    ------------        ------------
  Net plant and equipment                                                                404,100             502,300

Other assets
  Excess of cost over fair value of net assets of businesses acquired, net               535,800             583,900
  Notes receivable                                                                     1,682,000           1,962,300
  Other                                                                                   18,400              15,500
                                                                                    ------------        ------------
  Total other assets                                                                   2,236,200           2,561,700
                                                                                    ------------        ------------
                                                                                    $  8,735,300        $  9,680,700
                                                                                    ============        ============

Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                                  $  3,172,500        $  2,319,300
  Accrued expenses                                                                     1,142,500           2,547,200
  Billings in excess of costs and estimated earnings on uncompleted contracts            469,800             681,100
  Current debt                                                                           120,000             136,600
                                                                                    ------------        ------------
  Total current liabilities                                                            4,904,800           5,684,200

Long-term debt                                                                         5,143,000           4,857,200
Long-term debt - related party                                                           887,000             887,000
Other liabilities                                                                        981,200             981,200

Redeemable convertible preferred stock issued to related party                         1,500,000           1,500,000

Stockholders'  deficit
  Common stock, $.01 par value; Authorized -- 20,000,000 shares;
    Issued - (9,217,326 shares--1996 and 1995)                                            92,200              92,200
  Additional paid-in capital                                                           7,983,900           7,983,900
  Accumulated deficit                                                                (12,336,300)        (11,884,500)
  Treasury stock at cost - 330,000 shares                                               (420,500)           (420,500)
                                                                                    ------------        ------------
  Total stockholders' deficit                                                         (4,680,700)         (4,228,900)
                                                                                    ------------        ------------
                                                                                    $  8,735,300        $  9,680,700
                                                                                    ============        ============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Operations



                                                                                      Year Ended December 31,
                                                                            1996                1995               1994
                                                                        ------------        ------------        ------------

Net sales                                                               $ 17,717,400        $ 17,663,400        $ 31,244,700
Cost of goods sold                                                        13,904,600          13,261,400          32,668,200
                                                                        ------------        ------------        ------------

    Gross profit (loss)                                                    3,812,800           4,402,000          (1,423,500)

Expenses
    Sales and marketing                                                    1,801,600           1,681,700           3,310,000
    General and administrative                                             2,468,300           2,197,300           4,488,200
    Restructuring                                                                                                  2,239,900
    Interest                                                                 569,700             692,100             593,400
                                                                        ------------        ------------        ------------

                                                                           4,839,600           4,571,100          10,631,500
                                                                        ------------        ------------        ------------


Loss from continuing operations before provision for income taxes         (1,026,800)           (169,100)        (12,055,000)
Provision for (benefit of) income taxes                                       75,000            (220,700)         (1,662,900)
                                                                        ------------        ------------        ------------

Earnings (loss) from continuing operations                                (1,101,800)             51,600         (10,392,100)
Loss from discontinued operations                                                                                 (1,745,200)
Gain (loss) on disposition of discontinued operations                        650,000             100,000          (3,302,800)
                                                                        ------------        ------------        ------------

Net earnings (loss)                                                     $   (451,800)       $    151,600        $(15,440,100)
                                                                        ============        ============        ============

Net earnings (loss) per share: - Primary
    Continuing operations                                               $       (.12)       $        .01        $      (1.00)
    Discontinued operations                                                                                             (.17)
    Gain (loss) on disposition of discontinued operations                        .07                 .01                (.31)
                                                                        ------------        ------------        ------------

    Net earnings (loss)                                                 $       (.05)       $        .02        $      (1.48)
                                                                        ============        ============        ============

Net earnings (loss) per share: - Assumming full dilution
    Continuing operations                                               $       (.12)       $        .00        $      (1.00)
    Discontinued operations                                                                                             (.17)
    Gain (loss) on disposition of discontinued operations                        .07                 .01                (.31)
                                                                        ------------        ------------        ------------

    Net earnings (loss)                                                 $       (.05)       $        .01        $      (1.48)
                                                                        ============        ============        ============

Weighted average common and common
  equivalent shares outstanding:
    Primary                                                                8,887,000          10,112,000          10,437,000
    Assuming full dilution                                                 8,887,000          11,612,000          10,437,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Deficit

                                                                                    Retained        Foreign
                                            Common stock          Additional        earnings/       currency
                                       -----------------------     paid-in       (accumulated     translation        Treasury
                                        Shares         Amount      capital          deficit)       adjustment          stock
------------------------------------------------------------------------------------------------------------------------------
Balance --December 31, 1993          10,767,326    $    107,700    $  6,823,400   $  3,404,000    $    321,400    $   (420,500)
Net loss                                                                           (15,440,100)
Note receivable contribution                                          1,100,000
Translation adjustment                                                                                (196,800)
Write off translation adjustment                                                                      (124,600)
                                   ------------    ------------    ------------   ------------    ------------    ------------

Balance --December 31, 1994          10,767,326         107,700       7,923,400    (12,036,100)                       (420,500)
Net earnings                                                                           151,600
Common stock contribution            (2,000,000)        (20,000)         20,000
Common stock issued                     450,000           4,500          40,500
                                   ------------    ------------    ------------   ------------    ------------    ------------

Balance --December 31, 1995           9,217,326          92,200       7,983,900    (11,884,500)                       (420,500)
Net loss                                                                              (451,800)
                                   ============    ============    ============   ============    ============    ============
Balance --December 31, 1996           9,217,326    $     92,200    $  7,983,900   $(12,336,300)   $               $   (420,500)
                                   ============    ============    ============   ============    ============    ============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows


                                                                                          Year Ended December 31,
                                                                               1996              1995                1994
                                                                          ------------       ------------       ------------
Operations
Net earnings  (loss)                                                      $   (451,800)      $    151,600       $(15,440,100)

Adjustments to reconcile net earnings (loss) to cash from operations
  Loss from discontinued operations                                                                                1,745,200
   (Gain) loss on disposition of discontinued operations                      (650,000)          (100,000)         3,302,800
  Provision for restructuring                                                                                      2,239,900
  Depreciation and amortization                                                296,500            315,500            473,800
  Decrease in deferred taxes                                                                                         (36,000)
  Cash provided by discontinued operations                                   1,309,100          1,901,300            782,200

  Cash provided by (used in) changes in working capital items
    Receivables                                                               (461,800)         1,315,200          1,703,200
    Inventories                                                                 32,400            (53,800)           501,400
    Contracts in progress                                                     (321,000)          (847,500)           856,500
    Other current assets                                                       (41,300)          (640,200)           (68,900)
    Accounts payable                                                           853,200         (3,566,200)           326,300
    Accrued expenses                                                          (735,900)        (1,246,300)         1,673,900
    Taxes on income                                                             75,000          1,602,700         (1,719,300)
                                                                          ------------       ------------       ------------

Cash used by operations                                                        (95,600)        (1,167,700)        (3,659,100)

Financing activities
 Issuance of preferred stock                                                                                       1,500,000
 Borrowings (repayments) of debt                                               269,200         (2,515,300)         2,773,700
                                                                          ------------       ------------       ------------
Cash provided (used) by financing activities                                   269,200         (2,515,300)         4,273,700

Investing activities
  Expenditures for plant and equipment                                        (153,000)          (182,900)          (113,500)
  Proceeds from sale of discontinued operations                                                 2,345,700
  Other, net                                                                    (2,900)         1,043,100           (294,400)
                                                                          ------------       ------------       ------------
Cash (used) provided by investing activities                                  (155,900)         3,205,900           (407,900)
                                                                          ------------       ------------       ------------

Increase (decrease) in cash                                                     17,700           (477,100)           206,700
Cash beginning of year                                                         106,500            583,600            376,900
                                                                          ------------       ------------       ------------

Cash end of year                                                          $    124,200       $    106,500       $    583,600
                                                                          ============       ============       ============



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

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Core Technologies (Pennsylvania), Inc. and its domestic, wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The furnishings segment of the Company was disposed of in August 1995 and accordingly is reported as a discontinued operation.

         RETAINAGE RECEIVABLES AND PAYABLES under contracts are classified as current assets and current liabilities. Retainage receivable under retainage provision contracts at December 31, 1996 and 1995 were $148,400 and $415,900, respectively. Retainage payable, under retainage provision contracts at December 31, 1996 and 1995, were $0 and $11,100, respectively.

         INVENTORIES are valued at the lower of standard cost (which approximates average cost) or market.

         PLANT AND EQUIPMENT are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets (leasehold improvements - 5 years; machinery and equipment - 3 to 7 years).

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED and other intangibles, related to its air filtration products segment, are amortized on a straight-line basis primarily over 15 years. Assessment of the carrying amount of goodwill and other intangibles is made when changing facts and circumstances suggest that the carrying value of goodwill or other assets may be impaired using the forecasted undiscounted cash flow from the related business activity (including possible proceeds from a sale of the business). Accumulated amortization at December 31, 1996, 1995 and 1994 was $184,500, $136,500 and
$88,400, respectively.

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

         EARNINGS (LOSS) PER SHARE of common stock are computed on net earnings
(loss) using the weighted average number of shares outstanding during each period, including common stock equivalents (unless antidilutive) which would arise from the exercise of stock options. On a fully diluted basis, the weighted average number of shares outstanding is adjusted to assume the conversion of the convertible preferred stock ( unless antidilutive).

         FINANCIAL INSTRUMENTS, principally accounts receivable, notes receivable, and accounts payable are carried at cost which approximates fair value due to the short maturity of these instruments. The Company's debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates.

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

         STOCK OPTIONS - In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS
123), which gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) with pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and stock based awards to employees and has disclosed pro forma net income (loss) and pro forma earnings (loss) per share as if the fair value method had been applied.

         NEW ACCOUNTING STANDARDS - In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of. The adoption of this new statement had no impact on the Company's consolidated financial position or results of operations.

         RECLASSIFICATION - Certain reclassifications have been made to prior year amounts to reflect consistency with 1996 classifications.

2.       Acquisitions
         On September 22, 1993, the Company purchased substantially all of the assets and certain liabilities of Maris Equipment Company (Maris), a wholly-owned subsidiary of JWP, Inc. (JWP). The purchase price was a fixed amount of $4.3 million plus a contingent payment. The fixed portion was funded by a note payable to JWP for $3.95 million and $350,000 in cash at closing. The acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. Excess of cost over fair value of net assets of business acquired of $1,954,800 was recorded (note 3).

3.       Restructurings
         Furnishings Segment

         On August 25, 1995, the Company sold the assets of its furnishings segment consisting of the business of designing, manufacturing and distributing space-efficient, modular workstation systems and a line of complimentary office products, including cable and wiring systems, ergonomically designed seating products, and air management systems for temperature blending and breathing zone filtration. The Company had conducted the furnishings segment directly, and through its majority owned subsidiary, Corel Corporate Seating, Inc. (Corel). The sales price was comprised of three components, determined based on the net assets sold to The CenterCore Group, Inc., as follows: $2,345,700 in cash, $1,695,500 in installment payments to be paid in 1996 and a $1,962,300 Subordinate Note, for an aggregate sales price of $6,003,500. The installment payments in 1996 were reduced by $847,300 representing the amount of accounts receivable not collected 120 days after closing plus a collection fee of $50,000. The Subordinate Note bears interest at the rate of 8% per annum, commencing on August 25, 1996. The principal amount of the Subordinate Note will be amortized on a seven year level schedule with semi-annual payments, and with a balloon payment due August 25, 2000. Interest and principal payments commenced February 25, 1997 and continue semi-annually thereafter until maturity. The Company issued 150,000 shares of common stock to the minority shareholder of Corel in payment for its minority interest. The Canadian furnishings business was sold to Safeguard Scientifics, Inc. (Note 8) who subsequently sold the business to the Canadian management for $100,000 in cash and up to $100,000 in payments based on net annual sales through the year ending December 31, 2000. Proceeds of the earn-out from the Canadian sale will be remitted to the Company. No amounts have been remitted through December 31, 1996. In 1994, the Company recorded an anticipated loss of $3,302,800 related to the sale of these businesses. Revenues for the furnishings segment, which are not included in consolidated sales, for 1995 and 1994, were $20,152,200 and $34,088,200, respectively.

         During the year ended December 31, 1996 and 1995, the Company recorded $650,000 and $100,000 respectively, in gains on disposition of discontinued operations, primarily related to certain amounts received in excess of anticipated amounts at the date of disposition of the discontinued operations.

         Security Systems Segment

         In 1994, the Company continued to suffer reductions in the profitability of fixed-fee contracts since its acquisition of Maris (Note 2) in 1993. This erosion was caused primarily by unforeseen costs and operational and contract problems, which were exacerbated by insufficient financing to support the timely performance of the affected contracts. As a result of this profit degradation, the Company during 1994 was not able to pay its vendors on a timely basis and had difficulty completing work in progress.

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

         The Company has agreed with the parties from whom it purchased Maris, to restructure the original purchase transaction by offsetting its note receivable from Maris of $3.6 million in exchange for releases from its indemnification of liabilities to the Company under the original asset purchase agreement and additional payments of 20% of Maris' net earnings in 1998-2002 up to $1 million in the aggregate. The effective $3.6 million reduction in the note payable net of the related write-off of $1.8 million of remaining costs in excess of the fair value of net assets of business acquired recorded for the Maris acquisition was reflected in the 1994 financial statements.

         The financial effect of the above transfer of contracts to the surety companies and the write-off of the goodwill is listed below:
         (In thousands)

       Accounts receivable                                      $  5,977
       Costs and estimated earnings in excess of
          billings on uncompleted contracts net                    1,881
       Payables                                                   (4,362)
       Settlement with surety companies                              487
       Costs in excess of net assets of business acquired          1,794
       Note payable                                               (3,600)
       Other                                                          63
                                                                --------

       Charge for restructuring                                 $  2,240
                                                                ========


     As of December 31, 1994 Safeguard contributed a note receivable from the Company of $1.1 million as additional paid-in capital.

4.       Inventories
          (In thousands)                          1996             1995
                                                  ----             ----
          Raw materials.......................    $300             $354
          Work in progress                           3                -
          Finished goods......................     344              326
                                                  ----             ----
                                                  $647             $680
                                                  ====             ====

5.       Accrued Expenses
          (In thousands)                           1996             1995
                                                   ----             ----
          Commissions.........................      $79              $29
          Salaries............................      322              342
          Sales and Use Tax...................      142              586
          Other...............................      600            1,590
                                                 ------           ------
                                                 $1,143           $2,547
                                                 ======           ======
6.       Commitments and Contingencies

         Maris is a named party to certain pending law suits relating to certain of Maris' security system installation projects. Maris also believes that it has certain claims with respect to other security systems installation projects for which it has not filed lawsuits. In connection with Maris' settlement with its surety companies, the surety companies have assumed all claims and all liabilities in respect to these and potential law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.

         The Company is subject to other pending and threatened legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect on the results of operations, liquidity, or the financial position of the Company.

7.       Contracts in progress

(In thousands)                                                 1996                 1995
----------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                        $9,371              $25,218
Estimated earnings                                              2,155                4,180
                                                          ----------------     ---------------
                                                               11,526               29,398
Billings to date                                              (11,485)             (29,678)
                                                          ----------------     ---------------
                                                                  $41                ($280)
                                                          ================     ===============


Such amounts are included in the accompanying consolidated balance sheets as follows:

Costs and estimated earnings in excess of billings on
uncompleted contracts                                          $  511                 $401

Billings in excess of costs and estimated earnings on
uncompleted contracts                                            (470)                (681)
                                                          ----------------     ---------------
                                                                  $41                ($280)
                                                          ================     ===============

8.       Related Party Transactions

         Safeguard Scientifics, Inc. (Safeguard) owns 25% of the outstanding common stock of the Company at December 31, 1996 and all of the redeemable convertible preferred stock. In 1995, Safeguard contributed 2 million common shares to the Company and sold 2.5 million common shares to the management of the Company and provided bank guarantees of $4.5 million in the form of a letter of credit through September 30, 2000.

         The Company and Safeguard were parties to an administrative services agreement pursuant to which Safeguard provided the Company with administrative support. In 1995, the administrative services agreement was terminated. Prior to 1995 the agreement for these administrative services was for a maximum annual fee of $500,000 and the reimbursement of certain out-of-pocket expenses incurred by Safeguard in performing services under the agreement. However, in conjunction with the 1994 bank agreement, the fee was reduced to $300,000 retroactive to January 1, 1994, and payment of the fee was to be made subject to the Company's satisfaction of certain requirements under its bank agreement which the Company was not able to satisfy. Therefore, no payments were made or are owing under this agreement after December 31, 1994. The Company made payments of $83,333 to Safeguard and accrued the remaining fees of $216,667 in 1994. The amount charged to continuing operations was $0 in 1996 and 1995, and $220,000 in 1994. The balance of these fees were charged to discontinued operations.

         During 1994 Safeguard purchased 15,000 shares of redeemable convertible preferred stock for $1.5 million. The preferred stock has a stated value of $100 per share and entitles holders to quarterly dividends of $1.50 per share commencing on July 1, 1994. Unpaid undeclared cumulative dividends were $225,000 and $135,000 as of December 31, 1996 and 1995, respectively. The Company may redeem all outstanding preferred stock any time after June 1, 1995 at the stated value plus any unpaid dividends. However, the preferred stock must be redeemed prior to June 1, 2001. The preferred stock is convertible at any time into shares of the Company common stock at one share for each dollar of stated value plus unpaid dividends. The preferred stock has voting privileges equivalent to the shares of common stock into which the preferred stock converts. The Company has authorized 1,000,000 shares of preferred stock.


9.       Debt

         Debt consists of the following:


(In thousands)                                                                      1996              1995
                                                                                    ----              ----

Revolving secured bank facility (9.5% at December 31, 1996)                        $4,953             $4,638
Safeguard note, subordinated to bank                                                  887                887
Other                                                                                 310                356
                                                                               ---------------    --------------
                                                                                    6,150              5,881
Less current debt                                                                     120                137
                                                                               ---------------    --------------
                                                                                   $6,030             $5,744
                                                                               ===============    ==============


         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new three year, $6 million credit agreement maturing on March 14, 2000. Borrowings under the Company's previous credit facility were repaid with proceeds from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard through September 30, 2000 and substantially all of the assets of the Company. Borrowings bear interest at prime plus 1% and the Company pays a commitment fee of 1/2% on the unused portion of the credit facility. The agreement limits borrowings under the credit facility to certain levels of receivables and inventory and requires the maintenance of a minimum debt service coverage ratio and limits the amounts available for capital expenditures. The agreement prohibits the payment of cash dividends.

         In 1995, Safeguard advanced $887,000 to the Company to cover costs of the sale of the furnishings business and payments to Maris' sureties. The Company has issued to Safeguard a Subordinate Note to evidence this obligation. The Sudordinate Note accrues interest at 6% per annum. Interest and principal are due December 31, 2000 and the Subordinate Note is subordinate to all the Company's obligations to its other lenders. Additionally, if the Company's performance will allow the canceling of the Safeguard letter of credit prior to the maturity of the Subordinate Note, Safeguard has agreed to forgive all of the note principal and accrued interest.

         During 1996 and 1995, the Company borrowed a maximum of $5.6 and $9.9 million, respectively, under its credit facility. The weighted average interest rate was 11.0% and 10.0% in 1996 and 1995, respectively.

         Interest paid, for continuing operations in 1996, 1995 and 1994 was $569,700, $692,100 and $593,400, respectively.

10.      Operating Leases

         The Company leases its office facilities and certain equipment under operating leases ranging from one to six years. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


(In thousands)
1997...................................        $333
1998...................................         325
1999...................................         223
2000...................................         166
2001...................................         134
Thereafter.............................           3
                                            -------
                                             $1,184
                                            =======


Rental expense in 1996, 1995 and 1994 was $351,600, $448,900 and $776,900,
respectively.

11.      Major Customers

         Prior to 1995, the Company's security systems segment was primarily in the prison and airport construction business where the customer is an agent of either the federal or state governments or local municipalities. During the year ended December 31, 1994, one customer generated 15% of security systems sales.

         In 1995, the Company turned over to its sureties most of its prison and airport construction projects, and does not intend to bid for any significant additional prison or airport projects.

         In 1996 and 1995, the Company's security segment primarily provided low voltage electronic security systems to the commercial and industrial markets where the customers are either end users or general contractors. During the year ended December 31, 1996, no one customer generated sales greater than 10% of net sales and during 1995 two customers generated 12% and 10% of security sales.

         The Company's air filtration products segment had two customers during the year ended December 31, 1996 that generated 39% and 10% of sales and one customer generated 18% and 19% of air filtration product sales in 1995 and 1994, respectively.

12.      Income Taxes
         The income expense (benefit) from continuing operations was:

(In thousands)                                                           1996              1995                1994
                                                                         ----              ----                ----

Current ..............................................                $    75            ($  221)            ($1,579)
Deferred .............................................                                                           (84)
                                                                      -------             -------             ------

Continuing operations ................................                $    75            ($  221)            ($1,663)

                                                                      =======             =======             ======
State tax provision included above....................                $    75                                 $   22


A reconciliation of the income tax provision (benefit) from income taxes to the federal statutory rate follows:

Statutory tax.........................................                ($  349)           ($   57)            ($4,099)
benefit
State taxes net of federal tax........................                     75                                     15
benefit ..............................................
Non-deductible U.S....................................                    349                 57               2,421
losses
Other ................................................                                      (221)
                                                                      -------             -------             ------
                                                                      $    75            ($  221)            ($1,663)
                                                                      =======             =======             ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:


       (In thousands)
 Deferred tax assets:
    U.S. net operating loss carryforwards........................        $2,618             $2,477
    Other expense allowance......................................           156                179
    Restructuring reserves.......................................           334                596
    Receivables allowance........................................            48                127
    Inventory reserves...........................................            62                104

    Alternative minimum tax credit...............................            97                 97
                                                                    ---------------     ------------
        Total gross deferred assets..............................         3,315              3,580
        Less valuation allowance.................................        (3,315)            (3,580)
                                                                    ---------------     ------------
        Net deferred tax assets..................................             0                  0
                                                                    ---------------     ------------


         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

         As of December 31, 1996, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $7 million that may be used until 2011 to offset taxable income.

         Total income taxes paid (refunded) in 1996, 1995 and 1994, were $0, ($1,602,700) and $158,200, respectively.

13.      Common Stock

         Options may be granted to Company employees and directors under various option plans. Generally, outstanding options vest over periods not exceeding four years after the date of grant and expire seven years after date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the time of grant. At December 31, 1996, the Company reserved approximately 1.4 million shares of common stock for possible future issuance under its stock option plans.


         Option activity under the Company's plan is summarized below:


                                              1996                  1995                          1994
                                    ----------------------   ------------------------     ------------------------
                                                Weighted                  Weighted                    Weighted
                                                 Average                  Average                      Average
                                                Exercise                  Exercise                    Exercise
                                      Shares      Price       Shares       Price           Shares       Price
                                    ----------------------  -------------------------    ------------------------
Outstanding at beginning of year        930,500     $0.51       615,875        $0.91         759,250       $0.94
Options granted                         569,500      0.28       705,000         0.38
Options canceled/expired               (150,000)     0.70      (390,375)        0.91        (143,375)       1.10
                                    ------------            ------------                 ------------
Outstanding at end of year            1,350,000     $0.38       930,500        $0.51         615,875       $0.91
                                    ============            ============                 ------------

Options exercisable at year-end         338,875                 236,833                      387,325
Shares available for future grant        99,500                 566,000                      483,000



         The following summarizes information about the Company's stock options outstanding at December 31, 1996:

                                        Options Outstanding                           Options Exercisable
                        ----------------------------------------------------       ----------------------------
                                          Weighted Avg.
      Range of             Number           Remaining                              Number
      Exercise           Outstanding    Contractual Life      Weighted Avg.      Exercisable    Weighted Avg.
       Prices            at 12/31/96       (in years)         Exercise Price     at 12/31/96    Exercise Price
----------------------  -------------- --------------------   --------------     -----------    --------------
        $0.63                 104,000          1.1                $0.63               104,000         $0.63
    $0.84 - $0.94              94,000          3.3                $0.86                89,250         $0.86
        $0.38                 582,500          5.7                $0.38               145,625         $0.38
    $0.25 - $0.45             569,500          6.8                $0.26
                        --------------                                          --------------
    $0.25 - $0.94           1,350,000          5.6                $0.38               338,875         $0.58
                        ==============                                          ==============

         The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                              1996                1995
                                                           ----------           ---------
Consolidated net income (loss)             As reported     $ (451,800)          $ 151,600
                                           Pro forma       $ (511,309)          $ 134,083

Earnings (loss) per share - Primary        As reported     $    (0.05)          $    0.02
                                           Pro forma       $    (0.06)          $    0.01

Earnings (loss) per share - Fully diluted  As reported     $    (0.05)          $    0.01
                                           Pro forma       $    (0.06)          $    0.01


         The per share weighted-average fair value of stock options issued by the Company during 1996 and 1995 was $0.26 and $0.38, respectively, on the date of grant.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                           Assumptions
                                    --------------------------
Dividend yield                                 0%
Expected volatility                           150%
Average expected option life                 7 years
Risk-free interest rate                   6.0% to 6.9%

         Pro forma consolidated net income (loss) reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma consolidated net income (loss) amounts presented above because compensation cost is reflected over an options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

14.      Retirement Plans

         The Company has defined contribution plans which cover all employees. Certain plans provide for a limited Company match of employee contributions. The Company contributed $27,400, $2,100 and $132,700 in 1996, 1995 and 1994,
respectively.

15.     Liquidity and Capital Resources

         The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the ongoing business will be sufficient to support the borrowing under the credit facility. As of March 17, 1997, outstanding borrowings under this facility were approximately $4.7 million. See note 9 for terms of new credit facility.

         Safeguard has made cash advances to the Company totaling $887,000 to cover the closing costs of the sale of the furnishings segment and the cash payments to the sureties. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral under the Company's credit facility.

16.      Segment Data

                                                                           Air
      In thousands                                      Security        Filtration     General
                                                         Systems         Products       Corp.          Total
      1996
      -------------------------------------------------------------------------------------------------------
      Net sales.......................................   $10,363       $7,354                        $17,717
      Earnings  (loss)  from  continuing  operations
      before income taxes.............................    (1,747)         920           (200)         (1,027)
      Assets  employed................................     4,522        2,225         $1,988           8,735

      1995
      -------------------------------------------------------------------------------------------------------
      Net sales.......................................   $12,987       $4,676                        $17,663
      Earnings  (loss)  from  continuing  operations
      before income taxes.............................     (474)          305                           (169)
      Assets employed.................................    4,385         1,907         $3,389           9,681

      1994
      -------------------------------------------------------------------------------------------------------
      Net sales.......................................  $27,178        $4,067                        $31,245
      Earnings (loss) from continuing operations
      before income taxes.............................  (11,895)        (160)                        (12,055)
      Assets employed.................................    5,009        2,213          $2,311           9,533

The security systems segment provides low voltage electronic security and life safety systems to the commercial, industrial and selected governmental markets. Air filtration products segment designs and manufactures for clean room and air filtration components and systems. Virtually all sales are to United States customers, except for two foreign customers amounting to 6% and 5% of total net sales in 1996 and 1995, respectively. During 1994 the Company discontinued the furnishings segment.

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Balance               Additions
                                              Beginning             Charged to                                   Balance
Description                                    of Year              Operations     Deductions      Other        End of Year
-----------                                -----------------      ------------    ------------  -----------   ---------------
                                                                                       (1)
Allowance for doubtful accounts
   Year ended December 31, 1996             $   338,200           $    57,600     $  (215,800)   $              $   180,000

   Year ended December 31, 1995               2,864,700                52,600      (2,579,100)                      338,200

   Year ended December 31, 1994               1,842,900             1,170,800        (149,000)                    2,864,700



  (1)  Net write-offs.

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

                                                                   Sequentially
                                                                     Numbered
Exhibit No.   Exhibit                                                  Page
-----------   -------                                              ------------

 3.1          Amended and Restated Certificate of Incorporation
              (12) (Exhibit 3.1)

 3.2          By-Laws (1) (Exhibit 3.2)

 4.1          Reference is made to Exhibit 3.1 (1) (Exhibit 4.1)

 4.2 Form of certificate representing the shares of Common Stock (1) (Exhibit 4.2)

 4.3**        Amended and Restated 1984 Stock Option Plan of
              CenterCore, Inc.(3)(Exhibit 4.3)

 4.4**        Stock Option Plan for Non-Employee Directors
              (2) (Exhibit 10.18)

 4.5**        1993 Stock Option Plan (7)(Exhibit 4.1)

 4.6          Certificate of Designation for Series A Preferred
              Stock (7)(Exhibit 4.2)

10.1* Loan and Security Agreement dated March 14, 1997 by and among Core Technologies (Pennsylvania), Inc., Maris Equipment Co., Inc. and Airo Clean, Inc. (Borrowers) and FINOVA Capital Corporation (Lender)

10.2*         $887,000 Subordinated Note from Core Technologies,
              Inc. to Safeguard Scientifics (Delaware), Inc.
              dated August 25, 1996

                                                                   Sequentially
                                                                     Numbered
Exhibit No.   Exhibit                                                  Page
-----------   -------                                              ------------

10.3* Subordination Agreement dated March 14, 1997 between Safeguard Scientifics (Delaware), Inc. and
              FINOVA Capital Corporation, and acknowledged by Core Technologies (Pennsylvania), Inc.

10.4 Assignment and Assumption of Lease Agreement for 212 Phillips Road, Lionville, PA dated as of February 1, 1993 between Airo Clean Engineering, Inc. and Airo Clean Acquisition Corp.(3)(Exhibit 10.9)

10.5          Lease Agreement between CenterCore, Inc. and The
              Nichols Company dated September 29, 1993 for 110
              Summit Drive, Exton, PA and Landlord's Waiver dated
              February 9, 1994 (6)(Exhibit 10.10)

10.6          Lease Agreement between Maris Equipment Company and
              Chesco Nichols Company dated July 23, 1986 for 110C
              Summit Drive, Exton, PA and amendments thereto
              (6)(Exhibit 10.11)

10.7          Fourth Amendment to Lease* (11) Exhibit 10.8)

10.8**        CenterCore, Inc. 401(k) Tax Deferred Retirement and
              Incentive Plan (3)(Exhibit 10.16)

10.9**        CenterCore, Inc. 401(k) Tax Deferred Retirement and
              Incentive Plan, Amendment 2-93 (6)(Exhibit 10.13)

10.10**       Third Amendment to the CenterCore, Inc. 401(k) Tax
              Deferred Retirement and Incentive Plan effective as of June 1, 1994 (7) (Exhibit 10.1)

10.11         Settlement Agreement between the Company and Joseph
              Pisarra dated as of September 29, 1995* (11)
              (Exhibit 10.19)

10.12 Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp. and Airo Clean Engineering, Inc. and Michael H. Pelosi III, Joseph Pelosi and Michael H. Pelosi, Jr. (schedules and exhibits omitted)(3)(Exhibit 10.27)

10.13**       Employment Agreement dated February 1, 1993 between
              Airo Clean, Inc. and Michael H. Pelosi, III (9)
              (Exhibit 10.23)

                                                                   Sequentially
                                                                     Numbered
Exhibit No.   Exhibit                                                  Page
-----------   -------                                              ------------

10.14         Exclusive License Agreement between Michael H.
              Pelosi III and Airo Clean, Inc. dated as of
              February 1, 1993 (3)(Exhibit 10.28)

10.15         Asset Purchase Agreement dated September 15, 1993
              among MEC Acquisition, Inc., CenterCore, Inc.,
              Maris Equipment Company and JWP Inc. (4)(Exhibit
              2.1)

10.16         Promissory Note dated September 22, 1993 made by
              Maris Equipment Company to JWP Inc. (4)(Exhibit 1)

10.17 Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety Company
              (9)(Exhibit 10.27)

10.18         Agreement dated June 16, 1995 among CenterCore,
              Inc., Maris Equipment Company, Inc., and Insurance
              Company of North America (9)(Exhibit 10.28)

10.19         Agreement dated June 19, 1995 among CenterCore,
              Inc., Maris Equipment Company, Inc., and Liberty
              Mutual Insurance Company (9)(Exhibit 10.29)

10.20         $1.1 Million Note to Safeguard Scientifics, Inc.
              dated September 22, 1993 (5)(Exhibit 10.3)

10.21         Subordination Agreement dated March 1994 among
              Maris Equipment Company, Inc., JWP/MEC Corp., and
              Mellon Bank (8)(Exhibit 10.1)

10.22         Preferred Stock Purchase Agreement dated June 15,
              1994 between CenterCore, Inc. and Safeguard
              Scientifics (Delaware), Inc. (7) (Exhibit 10.3)

10.23         Asset Purchase Agreement dated May 26, 1995 among
              CenterCore, Inc., Corel Corporate Seating, Inc. and
              The CenterCore Group, Inc. (10) (Exhibit 2.1)

10.24         Amendment No. 1 dated as of June 30, 1995 to the
              Asset Purchase Agreement (10)(Exhibit 2.2)

                                                                   Sequentially
                                                                     Numbered
Exhibit No.   Exhibit                                                  Page
-----------   -------                                              ------------

10.25         Option Shares Escrow Agreement dated September 29,
              1995, by and between George Mitchell, Frederick
              Franks III, Philip Donnelly and the Company (11)
              (Exhibit 10.46)

10.26         Promissory Note dated September 29, 1995 from
              George Mitchell to the Company in the principal amount of $83,333 (11) (Exhibit 10.47)

10.27         Promissory Note dated September 29, 1995 from
              Frederick Franks III to the Company in the principal amount of $83,333 (11) (Exhibit 10.48)

10.28         Promissory Note dated September 29, 1995 from
              Philip Donnelly to the Company in the principal amount of $83,333 (11) (Exhibit 10.49)

11            Computation of Per Share Earnings (Loss)*

21            List of Subsidiaries* (Exhibit 21)

23            Consent of Independent Auditors*

--------------

*        Filed herewith
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1) Filed on April 14, 1988 as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-18974) and incorporated herein by reference.
(2) Filed on April 2, 1990 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(3) Filed on March 31, 1993 as an exhibit to Annual Report on Form 10-K (No. 000-17577) and incorporated herein by reference.
(4) Filed on October 7, 1993 as an exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
(5) Filed on November 15, 1993 as an exhibit to Quarterly Report on Form 10-Q (No. 000-17577) and incorporated herein by reference.
(6) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (No. 000-17577) and incorporated herein by reference.
(7) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (No. 000-17577) and incorporated herein by reference.
(8) Filed as an exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994(No. 000-17577) and incorporated herein by reference.
(9) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 000-17577) and incorporated herein by reference.
(10) Filed on August 25, 1995 as in Exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (No. 000-17577) and incorporated herein by reference.