Form 10-Q
period 1997-03-31
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1997-05-14
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997            Commission File Number 000-17577
                  --------------                                   ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          22-2537194
--------------------------------------------------------------------------------
(state or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

110 Summit Drive , Exton, PA                               19341-2838
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

                           Yes    X                           No
                                -----                             -----

Number of shares outstanding as of          May 2, 1997

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                            Page

Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1997 (unaudited) and December 31, 1996......................3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1997 and 1996 (unaudited)................4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996 (unaudited)................5

         Note to Consolidated Financial Statements.............................6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................7


PART II - OTHER INFORMATION

Item 6 -  Exhibits.............................................................9

Signatures....................................................................10

                     PART I
CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
 Consolidated Balance Sheets

                                                                                     March 31,        December 31,
                                                                                       1997               1996
                                                                                   ------------       ------------
Assets                                                                              (Unaudited)

Current assets
  Cash                                                                             $    114,700       $    124,200
  Receivables, less allowances ($174,700 --1997; $180,000 --1996)                     3,153,600          4,171,500
  Costs and estimated earnings in excess of billings on uncompleted contracts           811,200            511,000
  Inventories                                                                           687,100            647,100
  Notes receivable                                                                      280,300            280,300
  Other current assets                                                                  492,100            360,900
                                                                                   ------------       ------------
  Total current assets                                                                5,539,000          6,095,000

Plant and equipment
  Leasehold improvements                                                                170,200            167,100
  Machinery and equipment                                                             1,088,600          1,076,800
                                                                                   ------------       ------------
                                                                                      1,258,800          1,243,900
  Less accumulated depreciation and amortization                                       (900,200)          (839,800)
                                                                                   ------------       ------------
  Net plant and equipment                                                               358,600            404,100

Other assets
  Excess of cost over fair value of net assets of businesses acquired, net              523,800            535,800
  Notes receivable                                                                    1,541,800          1,682,000
  Other                                                                                  18,400             18,400
                                                                                   ------------       ------------
  Total other assets                                                                  2,084,000          2,236,200
                                                                                   ------------       ------------
                                                                                   $  7,981,600       $  8,735,300
                                                                                   ============       ============

Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                                 $  3,111,000       $  3,172,500
  Accrued expenses                                                                      847,900          1,142,500
  Billings in excess of costs and estimated earnings on uncompleted contracts           420,100            469,800
  Current debt                                                                          120,000            120,000
                                                                                   ------------       ------------
  Total current liabilities                                                           4,499,000          4,904,800

Long-term debt                                                                        5,103,400          5,143,000
Long-term debt - related party                                                          887,000            887,000
Other liabilities                                                                       981,200            981,200

Redeemable convertible preferred stock issued to related party                        1,500,000          1,500,000

Stockholders'  deficit
  Common stock, $.01 par value; Authorized -- 20,000,000 shares;
     Issued - (9,217,326 shares--1997 and1996)                                           92,200             92,200
  Additional paid-in capital                                                          7,983,900          7,983,900
  Accumulated deficit                                                               (12,644,600)       (12,336,300)
  Treasury stock at cost - 330,000 shares                                              (420,500)          (420,500)
                                                                                   ------------       ------------
  Total stockholders' deficit                                                        (4,989,000)        (4,680,700)
                                                                                   ------------       ------------
                                                                                   $  7,981,600       $  8,735,300
                                                                                   ============       ============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Operations

              (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1997              1996
                                                                      --------------   ---------------

Net sales                                                           $     3,403,000  $      4,618,200
Cost of goods sold                                                        2,640,700         3,462,700
                                                                      --------------   ---------------

    Gross profit                                                            762,300         1,155,500

Expenses
    Sales and marketing                                                     458,300           394,000
    General and administrative                                              511,800           474,900
    Interest                                                                100,500           140,000
                                                                      --------------   ---------------

                                                                          1,070,600         1,008,900
                                                                      --------------   ---------------

Income (loss) before provision for income taxes                            (308,300)          146,600
Provision for (benefit of) income taxes                                           0                 0
                                                                      --------------   ---------------

Net earnings (loss)                                                 $      (308,300) $        146,600
                                                                      ==============   ===============

Net earnings (loss) per share: - Primary                                     $ (.03)           $  .02
                                                                      ==============   ===============

Net earnings (loss) per share: - Assuming full dilution                      $ (.03)           $  .01
                                                                      ==============   ===============

Weighted average common and common equivalent shares outstanding:
    Primary                                                               8,887,000         8,887,000
    Assuming full dilution                                                8,887,000        10,387,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

              (Unaudited)                                                         Three Months Ended
                                                                                       March 31,
                                                                                 1997              1996
                                                                           --------------   ---------------
Operations
  Net earnings  (loss)                                                   $      (308,300) $        146,600

  Adjustments to reconcile net earnings (loss) to cash from operations
    Depreciation and amortization                                                 72,400            85,700
    Cash provided by discontinued operations                                     172,900           376,200

    Cash provided by (used in) changes in working capital items
     Receivables                                                               1,017,900          (280,800)
     Inventories                                                                 (40,000)           34,200
     Contracts in progress                                                      (349,900)       (1,097,500)
     Other current assets                                                       (157,700)          (59,000)
     Accounts payable                                                            (61,500)          906,600
     Accrued expenses                                                           (288,800)         (449,200)
     Taxes on income                                                             (12,000)                0
                                                                           --------------   ---------------

Cash provided (used) by operations                                                45,000          (337,200)

Financing activities
  Borrowings (repayments) of debt                                                (39,600)          363,500
                                                                           --------------   ---------------
Cash provided (used) by financing activities                                     (39,600)          363,500

Investing activities
  Expenditures for plant and equipment                                           (14,900)          (56,900)
                                                                           --------------   ---------------
Cash used by investing activities                                                (14,900)          (56,900)
                                                                           --------------   ---------------

Decrease in cash                                                                  (9,500)          (30,600)
Cash beginning of period                                                         124,200           106,500
                                                                           --------------   ---------------

Cash end of period                                                       $       114,700  $         75,900
                                                                           ==============   ===============

See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                    Note to Consolidated Financial Statements
                                 March 31, 1997

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Review of operations

         Net sales for the quarter ended March 31, 1997 were $3.4 million compared to $4.6 million for the comparable period in 1996. The Company reported a net loss of $308,300, or $.03 per share, compared to a net earnings of $146,600, or $.02 per share in the same period in 1996. Gross margin, as a percentage of sales, was 22.4% in 1997 and 25.0% for the same period in 1996. The decrease in gross margin in 1997, reflects somes pricing pressure at Airo Clean and the completion of some of the older lower margin work at Maris.

         First quarter 1997 Maris sales were $2.1 million compared to $3.1 million in 1996. Maris gross margins, as a percentage of sales, decreased to 22.2% in the first quarter of 1997 from 23.4% in the same period in 1996. Maris' decreased margins and sales can be attributed to increased pricing pressures in the Northeast market area.

         First quarter 1997 Airo Clean sales were $1.3 million compared to $1.5 million in 1996. Airo Clean's gross margin as a percentage of sales decreased to 22.8% in 1997 from 28.3% in the same period in 1996. Airo Clean's decreased margins in 1997 can be attributed to increased competitive pricing pressures and higher customizing costs to meet specific customer needs.

         Sales and marketing expenses increased in the first quarter 1997 by $64,300, compared to 1996, due to increased sales efforts in both Maris and Airo Clean. These costs, as a percentage of sales, were 13.5% in the first quarter of 1997, compared to 8.5% in same period in 1996. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise and the higher profit potential. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and Laminar Air Flow Products. These are air scrubbing devices for controlling airborne contaminants and are targeted for a variety of industries which require particle-free, ultra-clean working environments, as well as patient isolation devices for hospital and health care applications.

         General and administrative expenses increased in the first quarter of 1997 by $36,900 compared to 1996, due to contractual increases in lease expenses at Maris and Airo Clean. These costs, as percentage of sales, were 15.0% in the first quarter of 1997 compared to 10.3% in the same period in 1996. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest expense in the first quarter of 1997 was $100,500 compared to $140,000 in the same period in 1996. The decrease in 1997 reflects the lower average debt level compared to the same period in 1996.

         The Company plans to utilize its net operating loss carryforwards to offset future taxable income. The Company has net operating loss carryforwards of approximately $7.7 million that may be used in future years to offset taxable income until the year 2011.

Liquidity and Capital Resources

         The results of the Company in 1996 and 1997 continue to reflect the negative impact of Maris contracts obtained prior to 1995 which the Company anticipates will be completed by mid-year 1997. Projects obtained in 1995 and 1996 were secured at reasonable margins, but for the last two years the Company's resources have been allocated toward finalizing old Maris contracts with minimal or no margin contribution. The Company believes that the old Maris contracts will have a minimal impact on the Company's future operations, and the Company is successfully building backlog with reasonable margins.

         At March 31, 1997, the Company's principle source of liquidity included cash of $114,700, as compared to $124,200 at December 31, 1996, and amounts available under the Company's credit facility. Cash provided by operations was $45,000 for the three months ended March 31, 1997, as compared to cash used by operations of $337,200 in the comparable prior year period. The change is primarily the result of a decrease in accounts receivable as a result of collections and the decrease in net sales, which is offset by an increase in contracts in progress. Cash used by financing activities was $39,600 for the three months ended March 31, 1997, which compared to cash provided by financing activities of $363,500 in the comparable prior year period. The change is primarily the result of reduced borrowings under the Company's credit facility. Cash used by investing activities was $14,900 for the three months ended march 31, 1997, as compared to $56,900 in the comparable prior year period. This decrease represents a reduction in the Company's capital expenditures. Capital expenditures for 1997 are projected at approximately $100,000 with no formal commitments as of March 31, 1997.

         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new three year, $6 million credit agreement maturing on March 14, 2000. Borrowings under the Company's previous credit facility were repaid with proceeds from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard Scientifics, Inc. through September 30, 2000, as well as substantially all of the assets of the Company. Borrowings bear interest at prime plus 1% and the Company pays a monthly commitment fee of 1/2% on the unused portion of the credit facility. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the Company's ongoing business will be sufficient to satisfy or support the debt. As of May 7, 1997 outstanding borrowings under the credit facility were $5.0 million.

         The Company believes that with its new credit facility, which provides the Company with additional working capital on more favorable terms than the previous credit facility, and cash provided by operations, it will be able to continue to operate in a downsized mode. The Company will continue to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the new credit facility.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                           Not applicable.

Item 2.           Change in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                           No matters were submitted to a vote of security holders in the first quarter of 1997.

Item 5.           Other Information

                           Not applicable.

Item 6.           Exhibits

                           (a) Exhibits

                                    Number                 Description

                                      27         Financial Data Schedule
                                                 (electronic filing only)

                           (b) No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                           (Registrant)


Date:   May  14, 1997                  /S/ George E. Mitchell
                                       ------------------------------------
                                       George E. Mitchell,
                                       President and Chief Executive Officer

Date:   May  14, 1997                  /S/ Frederick B. Franks, III
                                       ------------------------------------
                                       Frederick B. Franks, III
                                       Vice President Finance and Treasurer
                                       (Principal Financial and
                                         Principal Accounting Officer)