Form 10-Q
period 1997-06-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1997-08-14
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997             Commission File Number 000-17577
                  -------------                                    ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-2537194
------------------------------------------------------------------------------
(state or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

110 Summit Drive , Exton, PA                                     19341-2838
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

                           Yes     X             No
                               ----------            ----------

Number of shares outstanding as of          August 1, 1997

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                           Page

Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         June 30, 1997 (unaudited) and December 31, 1996..................   3

         Consolidated Statements of Operations -
         Three and six Months Ended June 30, 1997 and 1996 (unaudited)....   4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996 (unaudited)..............   5

         Note to Consolidated Financial Statements........................   6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   7

Item 4 - Submission of Matters to a Vote of Security Holders..............   9


PART II - OTHER INFORMATION

Item 6 - Exhibits.........................................................   9

Signatures................................................................  10

                                     PART I

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                   June 30,      December 31,
                                                                                     1997             1996
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Assets

Current assets
Cash                                                                             $    189,100    $    124,200
Receivables, less allowances ($83,100 --1997; $180,000 --1996)                      3,166,600       4,171,500
Costs and estimated earnings in excess of billings on uncompleted contracts           931,200         511,000
Inventories                                                                           940,200         647,100
Notes receivable                                                                      280,300         280,300
Other current assets                                                                  482,300         360,900
                                                                                 ------------    ------------
Total current assets                                                                5,989,700       6,095,000



Plant and equipment
Leasehold improvements                                                                170,200         167,100
Machinery and equipment                                                             1,118,600       1,076,800
                                                                                 ------------    ------------
                                                                                    1,288,800       1,243,900
Less accumulated depreciation and amortization                                       (961,000)       (839,800)
                                                                                 ------------    ------------
Net plant and equipment                                                               327,800         404,100

Other assets
Excess of cost over fair value of net assets of businesses acquired, net              511,900         535,800
Notes receivable                                                                    1,381,800       1,682,000
Other                                                                                  22,700          18,400
                                                                                 ------------    ------------
Total other assets                                                                  1,916,400       2,236,200
                                                                                 ------------    ------------
                                                                                 $  8,233,900    $  8,735,300
                                                                                 ============    ============



Liabilities and Stockholders' Deficit
Current liabilities
 Accounts payable                                                                $  3,454,700    $  3,172,500
 Accrued expenses                                                                     706,100       1,142,500
 Billings in excess of costs and estimated earnings on uncompleted contracts          639,200         469,800
 Current debt                                                                         120,000         120,000
                                                                                 ------------    ------------
 Total current liabilities                                                          4,920,000       4,904,800

Long-term debt                                                                      5,203,100       5,143,000
Long-term debt - related party                                                        887,000         887,000
Other liabilities                                                                     981,200         981,200

Reedeemable convertible preferred stock issued to related party                     1,500,000       1,500,000


Stockholder's deficit
Common stock, $.01 par value; Authorized -- 20,000,000 shares;
   Issued - (9,217,326 shares--1997 and1996)                                           92,200          92,200
Additional paid-in capital                                                          7,983,900       7,983,900
Accumulated deficit                                                               (12,913,000)    (12,336,300)
Treasury stock at cost - 330,000 shares                                              (420,500)       (420,500)
                                                                                 ------------    ------------
Total stockholders' deficit                                                        (5,257,400)     (4,680,700)
                                                                                 ------------    ------------
                                                                                 $  8,233,900    $  8,735,300
                                                                                 ============    ============

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
                        (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                   June 30,
                                                              1997          1996          1997           1996
                                                          -----------    -----------   -----------   ------------

Net sales                                                 $ 4,011,100    $ 5,191,500   $ 7,414,100    $ 9,809,700
Cost of goods sold                                          3,110,600      3,919,100     5,751,300      7,381,900
                                                          -----------    -----------   -----------    -----------

    Gross profit                                              900,500      1,272,400     1,662,800      2,427,800

Expenses
    Sales and marketing                                       471,300        450,900       929,600        844,900
    General and administrative                                557,000        615,800     1,068,800      1,090,600
    Interest                                                  140,600        141,900       241,100        281,900
                                                          -----------    -----------   -----------    -----------

                                                            1,168,900      1,208,600     2,239,500      2,217,400
                                                          -----------    -----------   -----------    -----------

Income (loss) before provision for income taxes              (268,400)        63,800      (576,700)       210,400
Provision for (benefit of) income taxes                             0              0             0              0
                                                          -----------    -----------   -----------    -----------

Net earnings (loss)                                       $  (268,400)   $    63,800   $  (576,700)   $   210,400
                                                          ===========    ===========   ===========    ===========

Net earnings (loss) per share: - Primary                  $      (.03)   $       .01   $      (.06)   $       .02
                                                          ===========    ===========   ===========    ===========

Net earnings (loss) per share: - Assuming full dilution   $      (.03)   $       .01   $      (.06)   $       .02
                                                          ===========    ===========   ===========    ===========

Weighted average common and common
  equivalent shares outstanding:
    Primary                                                 8,887,000      8,887,000     8,887,000      8,887,000
    Assuming full dilution                                  8,887,000     10,387,000     8,887,000     10,387,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

          (Unaudited)

                                                                                    Six Months Ended

                                                                                         June 30,
                                                                                   1997             1996
                                                                               ------------     ------------


Operations
Net earnings  (loss)                                                           $  (576,700)     $   210,400

Adjustments to reconcile net earnings (loss) to cash from operations
  Depreciation and amortization                                                    145,100          171,300
  Cash provided by discontinued operations                                         376,600          453,900

  Cash provided by (used in) changes in working capital items
    Receivables                                                                  1,004,900       (1,447,500)
    Inventories                                                                   (293,100)          15,600
    Contracts in progress                                                         (250,800)        (713,600)
    Other current assets                                                          (147,900)         (29,600)
    Accounts payable                                                               282,200        1,296,800
    Accrued expenses                                                              (435,800)        (609,500)
    Taxes on income                                                                (54,800)               0
                                                                               -----------      -----------

Cash provided (used) by operations                                                 49,700         (652,200)

Financing activities
  Net borrowings of debt                                                            60,100          737,800
                                                                               -----------      -----------
Cash provided by financing activities                                               60,100          737,800

Investing activities
 Expenditures for plant and equipment                                              (44,900)        (106,400)
                                                                               -----------      -----------
Cash used by investing activities                                                  (44,900)        (106,400)
                                                                               -----------      -----------

Increase (decrease) in cash                                                         64,900          (20,800)
Cash beginning of period                                                           124,200          106,500
                                                                               -----------      -----------

Cash end of period                                                             $   189,100      $    85,700
                                                                               ===========      ===========


See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                    Note to Consolidated Financial Statements
                                  June 30, 1997

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



2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement
     128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of Statement 128 will not have a material impact on the Company's reported EPS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Review of Operations

         Net sales for the quarter ended June 30, 1997 were $4.0 million compared to $5.2 million for the comparable period in 1996. The Company reported a net loss of $268,400, or $.03 per share, compared to net earnings of $63,800, or $.01 per share in the same period in 1996. Gross margin, as a percentage of sales, was 22.5% in 1997 and 24.5% for the same period in 1996. The decrease in gross margin in 1997, reflects some pricing pressure at Airo Clean offset by improved project margins at Maris.

         For the six months ended June 30, 1997, net sales were $7.4 million compared to $9.8 million for the comparable period in 1996. The Company reported a net loss of $576,700, or $.06 per share, compared to net earnings of $210,400, or $.02 per share in the same period in 1996. Gross margin, as a percentage of sales, was 22.4% in 1997 and 24.8% for the same period in 1996. The significant change in net earnings can be attributed to a decrease in both Airo Clean and Maris sales.

         Second quarter 1997 Maris sales were $2.9 million compared to $3.4 million in 1996. Maris sales for the six month period ending June 30, 1997 were $5.0 million compared to $6.4 million for the same period in 1996. Maris gross margins, as a percentage of sales, increased to 22.1% in the second quarter of 1997 from 15.9% in the same period in 1996. For six months ending June 30, 1997, Maris' gross margin was 22.1% compared to 19.4% in 1996. Maris' increased margins can be attributed to improved margins on new projects started in the Northeast market.

         Second quarter 1997 Airo Clean sales were $1.1 million compared to $1.8 million in 1996. Airo Clean sales for the six month period ending June 30, 1997 were $2.4 million compared to $3.4 million for the same period in 1996. Airo Clean's gross margin as a percentage of sales decreased to 23.4% in the second quarter of 1997 from 40.4% in the same period in 1996. For six months ending June 30, 1997, Airo Clean's gross margin was 23.1% compared to 34.8% in 1996. Sales in the second quarter of 1996 and the six months ending June 30, 1996 were higher because of the shipment of a very large cleanroom project. Airo Clean's decreased margins in 1997 can be attributed to increased competitive pricing pressures and higher customizing costs to meet specific customer needs.

         Sales and marketing expenses increased in the second quarter 1997 by $20,400, compared to 1996, due to increased Maris and Airo Clean sales efforts. For the six month period ending June 30, 1997, sales and marketing expenses increased $84,700 when compared to the same period in 1996. These costs, as a percentage of sales, were 11.8% in the second quarter of 1997, compared to 8.7% in same period in 1996 and were 12.5% in the six month period ending June 30, 1997, compared to 8.6% in the same period in 1996, primarily as a result of the lower sales levels. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise and the higher profit potential. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and Laminar Air Flow Products. These are air scrubbing devices for controlling airborne contaminants and are targeted for a variety of industries which require particle-free, ultra-clean working environments, such as semiconductor chip manufacturing, as well as patient isolation devices for hospital and health care applications.

         General and administrative expenses decreased in the second quarter of 1997 by $58,800 compared to 1996, due to cost reduction programs implemented at Maris and Airo Clean. For the six month period ending June 30, 1997, general and administrative expenses decreased $21,800 when compared to the same period in 1996. These costs, as percentage of sales, were 13.9% in the second quarter of 1997 compared to 11.9% in the same period in 1996 and were 14.4% in the six month period ending June 30, 1997 compared to 11.1% in the same period in 1996. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest expense in the second quarter of 1997 was $140,600 compared to $141,900 in the same period in 1996. For the six month period ending June 30, 1997, interest expense was $241,100 compared to $281,900 in the same period in 1996. The decrease in 1997 reflects the lower average debt level compared to the same period in 1996.

         The Company plans to utilize its net operating loss carryforwards to offset any future taxable income. The Company has net operating loss carryforwards of approximately $7.7 million that may be used in future years to offset taxable income until the year 2011.

Liquidity and Capital Resources

         The results of the Company in 1996 and 1997 continue to reflect the negative impact of Maris contracts obtained prior to 1995 which have been substantially completed in the second quarter of 1997. Projects obtained in 1995, 1996 and the first six months of 1997 were secured at reasonable margins, but for the last two years the Company's resources have been allocated toward finalizing old Maris contracts with minimal or no margin contribution. The Company believes that the old Maris contracts will have a minimal impact on the Company's future operations, and the Company is successfully building backlog with reasonable margins.

         At June 30, 1997, the Company's principle source of liquidity included cash of $189,100, as compared to $124,200 at December 31, 1996, and amounts available under the Company's credit facility. Cash provided by operations was $49,700 for the six months ended June 30, 1997, as compared to cash used by operations of $652,200 in the comparable prior year period. The change is primarily the result of a decrease in accounts receivable as a result of collections and lower net sales, which is offset by an increase in contracts in progress. Cash provided by financing activities of $60,100 for the six months ended June 30, 1997, which compared to cash provided by financing activities of $737,800 in the comparable prior year period is primarily the result of increased borrowings under the Company's credit facility. Cash used by investing activities of $44,900 for the six months ended June 30, 1997, and $106,400 in the comparable prior year period reflects the Company's capital expenditures. Capital expenditures for 1997 are projected at approximately $100,000 with no formal commitments as of June 30, 1997.

         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new three year, $6 million credit agreement maturing on March 14, 2000. Borrowings under the Company's previous credit facility were repaid with proceeds from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard Scientifics, Inc. through September 30, 2000, as well as substantially all of the assets of the Company. Borrowings bear interest at prime plus 1% and the Company pays a monthly commitment fee of 1/2% on the unused portion of the credit facility. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the Company's ongoing business will be sufficient to satisfy or support the debt. As of August 1, 1997 outstanding borrowings under the credit facility were $5.4 million.

         The Company believes that with its new credit facility, which provides the Company with more favorable terms than the previous credit facility, and cash provided by operations and its ability to secure reasonable terms from vendors, it will be able to continue to operate in a downsized mode. The Company will continue to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the new credit facility.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                           Not applicable.

Item 2.           Change in Securities

                           Not applicable.

Item 3.           Defaults Upon Senior Securities

                           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                            (a) The Company's Annual Meeting of Stockholders
                                (the "Meeting") was held on May 2, 1997.

                            (b) At the Meeting, each of the four nominees for
                                director, George E. Mitchell, Anthony A.
                                Nichols, Richard P. Richter and W. Wayne Dunlop were elected to the Board of Directors by the affirmative vote of 9,697,339 shares with 0 voting against and 15,600 withheld votes. The four nominees constitutes the Company's entire Board of Directors.

                            (c) In addition to the election of directors, at the
                                Meeting, the stockholders approved a proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock which may be issued upon exercise of options granted from 1,200,000 to 1,700,000. This proposal was approved by 7,826,762 affirmative votes, with 139,681 votes against the proposal and 7,219 abstentions.

Item 5.           Other Information

                           Not applicable.

Item 6.           Exhibits

                           (a) Exhibits

                                    Number    Description

                                      27      Financial Data Schedule
                                                 (electronic filing only)

                            (b) No reports on Form 8-K have been filed by the
                                registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                (Registrant)


Date:   August  14, 1997                /S/ George E. Mitchell
        ------------------             -----------------------
                                       George E. Mitchell,
                                       President and Chief Executive Officer

Date:   August  14, 1997               /S/ Frederick B. Franks, III
        ------------------             -----------------------
                                       Frederick B. Franks, III
                                       Vice President Finance and Treasurer
                                       (Principal Financial and
                                          Principal Accounting Officer)