Form 10-Q
period 1997-09-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1997-11-14
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997          Commission File Number 000-17577
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

Number of shares outstanding as of          November 3, 1997

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

                                                                                             Page
                                                                                             ----
Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         September 30, 1997 (unaudited) and December 31, 1996..............................    3

         Consolidated Statements of Operations -
         Three and nine Months Ended September 30, 1997 and 1996 (unaudited)...............    4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996 (unaudited).........................    5

         Note to Consolidated Financial Statements.........................................    6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................    7

Item 4 - Submission of Matters to a Vote of Security Holders...............................    9

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits..........................................................................    9

Signatures.................................................................................   10

                                     PART I
CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------
Consolidated Balance Sheets

                                                                                      September 30,         December 31,
                                                                                          1997                  1996
                                                                                      -------------         ------------
Assets                                                                                 (Unaudited)

Current assets
  Cash                                                                                $     58,000          $    124,200
  Receivables, less allowances ($63,400 --1997; $180,000 --1996)                         3,500,500             4,171,500
  Costs and estimated earnings in excess of billings on uncompleted contracts            1,051,000               511,000
  Inventories                                                                              975,500               647,100
  Notes receivable                                                                         280,300               280,300
  Other current assets                                                                     437,000               360,900
                                                                                      ------------          ------------
  Total current assets                                                                   6,302,300             6,095,000

Plant and equipment
  Leasehold improvements                                                                   170,200               167,100
  Machinery and equipment                                                                1,132,400             1,076,800
                                                                                      ------------          ------------
                                                                                         1,302,600             1,243,900
  Less accumulated depreciation and amortization                                        (1,021,900)             (839,800)
                                                                                      ------------          ------------
  Net plant and equipment                                                                  280,700               404,100

Other assets
  Excess of cost over fair value of net assets of businesses acquired, net                 499,800               535,800
  Notes receivable                                                                       1,234,200             1,682,000
  Other                                                                                     22,700                18,400
                                                                                      ------------          ------------
  Total other assets                                                                     1,756,700             2,236,200
                                                                                      ------------          ------------
                                                                                      $  8,339,700          $  8,735,300
                                                                                      ============          ============

Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                                    $  3,429,400          $  3,172,500
  Accrued expenses                                                                         595,500             1,142,500
  Billings in excess of costs and estimated earnings on uncompleted contracts              634,000               469,800
  Current debt                                                                             120,000               120,000
                                                                                      ------------          ------------
  Total current liabilities                                                              4,778,900             4,904,800

Long-term debt                                                                           5,506,500             5,143,000
Long-term debt - related party                                                             887,000               887,000
Other liabilities                                                                          981,200               981,200

Redeemable convertible preferred stock issued to related party                           1,500,000             1,500,000

Stockholders'  deficit
  Common stock, $.01 par value; Authorized -- 20,000,000 shares;
     Issued - (9,217,326 shares--1997 and1996)                                              92,200                92,200
  Additional paid-in capital                                                             7,983,900             7,983,900
  Accumulated deficit                                                                  (12,969,500)          (12,336,300)
  Treasury stock at cost - 330,000 shares                                                 (420,500)             (420,500)
                                                                                      ------------          ------------
  Total stockholders' deficit                                                           (5,313,900)           (4,680,700)
                                                                                      ------------          ------------
                                                                                      $  8,339,700          $  8,735,300
                                                                                      ============          ============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------
Consolidated Statements of Operations
          (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                        1997         1996                 1997         1996
                                                                     ----------   -----------         ------------  -----------
Net sales                                                            $4,555,500   $ 4,403,300          $11,969,600  $14,213,000
Cost of goods sold                                                    3,419,800     3,277,400            9,171,100   10,659,300
                                                                     ----------   -----------          -----------  -----------

    Gross profit                                                      1,135,700     1,125,900            2,798,500    3,553,700

Operating expenses:
    Sales and marketing                                                 506,700       443,100            1,436,300    1,288,000
    General and administrative                                          543,900       597,300            1,612,700    1,687,900
                                                                     ----------   -----------          -----------  -----------
Total operating expenses                                              1,050,600     1,040,400            3,049,000    2,975,900
                                                                     ----------   -----------          -----------  -----------

Income (loss) from operations                                            85,100        85,500             (250,500)     577,800

Other income (expense):
  Interest - income                                                      38,300                            114,500
  Interest - expense                                                   (179,900)     (146,800)            (497,200)    (428,600)
                                                                     ----------   -----------          -----------  -----------

Income (loss) before taxes                                              (56,500)      (61,300)            (633,200)     149,200
Income taxes                                                                  0             0                    0            0
                                                                     ----------   -----------          -----------  -----------

Net earnings (loss)                                                  $  (56,500)  $   (61,300)         $  (633,200) $   149,200
                                                                     ==========   ===========          ===========  ===========

Net earnings (loss) per share: - Primary                                 $ (.01)       $ (.01)              $ (.07)      $  .02
                                                                     ==========   ===========          ===========  ===========

Net earnings (loss) per share: - Assuming full dilution                  $ (.01)       $ (.01)              $ (.07)      $  .01
                                                                     ==========   ===========          ===========  ===========

Weighted average common and common equivalent shares outstanding:
    Primary                                                           8,887,000     8,887,000            8,887,000    8,887,000
    Assuming full dilution                                            8,887,000    10,387,000            8,887,000   10,387,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
                (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               1997                1996
                                                                            ---------            ---------
Operations
  Net earnings  (loss)                                                      $(633,200)           $ 149,200

  Adjustments to reconcile net earnings (loss) to cash from operations
    Depreciation and amortization                                             218,100              216,500
    Cash provided by discontinued operations                                  542,500              850,500

    Cash provided by (used in) changes in working capital items
     Receivables                                                              671,000             (847,500)
     Inventories                                                             (328,400)             (42,500)
     Contracts in progress                                                   (375,800)            (917,700)
     Other current assets                                                    (102,600)              (2,100)
     Accounts payable                                                         256,900              889,100
     Accrued expenses                                                        (560,400)            (909,800)
     Taxes on income                                                          (54,800)                   0
                                                                            ---------            ---------

Cash used by operations                                                      (366,700)            (614,300)

Financing activities
  Net borrowings of debt                                                      363,500              771,900
                                                                            ---------            ---------
Cash provided by financing activities                                         363,500              771,900

Investing activities
  Expenditures for plant and equipment                                        (58,700)            (117,900)
  Other, net                                                                   (4,300)              (2,900)
                                                                            ---------            ---------
Cash used by investing activities                                             (63,000)            (120,800)
                                                                            ---------            ---------

Increase (decrease) in cash                                                   (66,200)              36,800
Cash beginning of period                                                      124,200              106,500
                                                                            ---------            ---------

Cash end of period                                                          $  58,000            $ 143,300
                                                                            =========            =========

See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

3. Certain amounts for 1996 have been reclassified to conform to the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Review of Operations

         Net sales for the quarter ended September 30, 1997 were $4.6 million compared to $4.4 million for the comparable period in 1996. The Company reported a net loss of $56,500, or $.01 per share, compared to a net loss of $61,300, or $.01 per share in the same period in 1996. Gross margin, as a percentage of sales, was 24.9% in 1997 and 25.6% for the same period in 1996. The decrease in gross margin in 1997 reflects some pricing pressure at Airo Clean offset by improved project margins for the past two quarters at Maris.

         For the nine months ended September 30, 1997, net sales were $12.0 million compared to $14.2 million for the comparable period in 1996. The Company reported a net loss of $633,200, or $.07 per share, compared to net earnings of $149,200, or $.02 per share in the same period in 1996. Gross margin, as a percentage of sales, was 23.4% in 1997 and 25.0% for the same period in 1996. The significant change in net earnings can be attributed to one large cleanroom project included in Airo Clean's sales in 1996.

         Third quarter 1997 Maris sales were $3.3 million compared to $2.2 million in 1996. Maris sales for the nine month period ending September 30, 1997 were $8.3 million compared to $8.6 million for the same period in 1996. Maris gross margins, as a percentage of sales, increased to 23.5% in the third quarter of 1997 from 14.7% in the same period in 1996. For nine months ending September 30, 1997, Maris' gross margin was 22.6% compared to 18.2% in 1996. Maris' increased margins can be attributed to improved margins on new projects started in the Northeast market.

         Third quarter 1997 Airo Clean sales were $1.3 million compared to $2.2 million in 1996. Airo Clean sales for the nine month period ending September 30, 1997 were $3.7 million compared to $5.6 million for the same period in 1996. Airo Clean's gross margin as a percentage of sales decreased to 28.7% in the third quarter of 1997 from 36.4% in the same period in 1996. For nine months ending September 30, 1997, Airo Clean's gross margin was 25.1% compared to 35.5% in 1996. Sales in the third quarter of 1996 and the nine months ending September 30, 1996 were higher because of a very large cleanroom project. Airo Clean's decreased margins in 1997 can be attributed to increased competitive pricing pressures and higher customizing costs to meet specific customer needs and lower sales to spread costs.

         Sales and marketing expenses increased in the third quarter 1997 by $63,600, compared to 1996, due to increased Maris and Airo Clean sales efforts. For the nine month period ending September 30, 1997, sales and marketing expenses increased $148,300 when compared to the same period in 1996. These costs, as a percentage of sales, were 11.1% in the third quarter of 1997, compared to 10.1% in same period in 1996 and were 12.0% in the nine month period ending September 30, 1997, compared to 9.1% in the same period in 1996, primarily as a result of the lower sales levels. Sales efforts at Maris are being concentrated in expanding the electronic security systems business to take advantage of the Company's expertise and the higher profit potential. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard and Laminar Air Flow Products. These are air scrubbing devices for controlling airborne contaminants and are targeted for a variety of industries which require particle-free, ultra-clean working environments, such as semiconductor chip manufacturing, as well as patient isolation devices for hospital and health care applications.

         General and administrative expenses decreased in the third quarter of 1997 by $53,400 compared to 1996, due to cost reduction programs implemented at Maris and Airo Clean. For the nine month period ending September 30, 1997, general and administrative expenses decreased $75,200 when compared to the same period in 1996. These costs, as percentage of sales, were 11.9% in the third quarter of 1997 compared to 13.6% in the same period in 1996 and were 13.5% in the nine month period ending September 30, 1997 compared to 11.9% in the same period in 1996. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in the business infrastructure.

         Interest income in the third quarter of 1997 was $38,300 and $114,500 for the nine month period ending September 30, 1997.

         Interest expense in the second quarter of 1997 was $179,900 compared to $146,800 in the same period in 1996. For the nine month period ending September 30, 1997, interest expense was $497,200 compared to $428,600 in the same period in 1996. The increase in 1997 reflects the higher average debt level compared to the same period in 1996.

         The Company plans to utilize its net operating loss carryforwards to offset any future taxable income. The Company has net operating loss carryforwards of approximately $7.7 million that may be used in future years to offset taxable income until the year 2011.

Liquidity and Capital Resources

         The results of the Company in 1996 and, to a lesser extent, 1997 continue to reflect the negative impact of Maris contracts obtained prior to 1995 which have been substantially completed in the second quarter of 1997. Projects obtained in 1995, 1996 and the first nine months of 1997 were secured at reasonable margins, but for the last two years the Company's resources have been allocated toward finalizing old Maris contracts with minimal or no margin contribution. The Company believes that the old Maris contracts will have a minimal impact on the Company's future operations, and the Company is successfully building backlog with reasonable margins.

         At September 30, 1997, the Company's principle source of liquidity included cash of $58,000, as compared to $124,200 at December 31, 1996, and amounts available under the Company's credit facility. Cash used by operations was $366,700 for the nine months ended September 30, 1997, as compared to cash used by operations of $614,300 in the comparable prior year period. The change is primarily the result of a decrease in accounts receivable as a result of collections and lower net sales, which is partially offset by an increase in contracts in progress. Borrowings under the Company's credit facility were utilized to fund its operating cash requirements. Cash used by investing activities of $63,000 for the nine months ended September 30, 1997, and $120,800 in the comparable prior year period reflects the Company's capital expenditures. Capital expenditures for 1997 are projected at approximately $100,000 with no formal commitments as of September 30, 1997.

         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new three year, $6 million credit agreement maturing on March 14, 2000. Borrowings under the Company's previous credit facility were repaid with proceeds from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard Scientifics, Inc. through September 30, 2000, as well as substantially all of the assets of the Company. Borrowings bear interest at prime plus 1% and the Company pays a monthly commitment fee of 1/2% on the unused portion of the credit facility. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the Company's ongoing business will be sufficient to satisfy or support the debt. As of November 3, 1997 outstanding borrowings under the credit facility were $5.5 million.

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

Item 6.      Exhibits

                  (a) Exhibits

                           Number    Description

                            27       Financial Data Schedule
                                     (electronic filing only)

                  (b) No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                               (Registrant)


Date:   November  14, 1997                 /S/ George E. Mitchell
                                           -------------------------------------
                                           George E. Mitchell,
                                           President and Chief Executive Officer

Date:   November  14, 1997                 /S/ Frederick B. Franks, III
                                           -------------------------------------
                                           Frederick B. Franks, III
                                           Vice President Finance and Treasurer
                                           (Principal Financial and
                                             Principal Accounting Officer)