Form 10-K
period 1997-12-31
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1998-07-23
CIK 826330

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997    Commission File Number 000-17577
-------------------------------------------                           ---------

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                                22-2537194
-----------------------------                            ----------------------
or other jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                           Identification Number)


110 Summit Drive, Exton, PA                                     19341
---------------------------------------                        ----------
(Address of principal executive officer)                       (Zip Code)

Registrant's telephone number, including area
code:                                                        (610) 524-7000
                                                             --------------

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


                          Common Stock, $ .01 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes            No        X
                           ------            ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates (based on the average of the bid and asked prices as quoted on the NASD's Electronic Bulletin Board on June 24, 1998) was approximately $1,068,716. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 24, 1998 that it is the beneficial owner of 10% or more of the outstanding Common Stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of June 24, 1998:

                  Common Stock:      8,887,326 Shares

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference in this Form 10-K.

                                     PART I
                                     ------

Item 1(a).        General Development of the Business
----------        -----------------------------------

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

         In the third quarter of 1995, the Company sold all of the assets relating to its furnishings business (including the name "CenterCore") to a corporation unaffiliated with the Company and its principals. Subsequent to the transaction, the Company changed its corporate name to Core Technologies (Pennsylvania), Inc. In addition to other consideration in the sale, the Company received a subordinated note for $2 million which commenced amortization on February 27, 1997 on a seven-year-level schedule with semi-annual payments and a balloon payment due on August 25, 2000.

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

         In 1995, the Company significantly downsized Maris' operations because of the Company's lack of adequate capital to support those operations. In late 1997, the Company's board of directors decided that it was in the Company's best interest to sell Maris' assets and permit the Company to concentrate on Airo Clean's expanding business. On June 8, 1998 substantially all of the assets of Maris were sold to Security Technology Group, Inc. a privately-held New Jersey corporation (the "Buyer" or "STG") in a transaction which was effective as of June 1, 1998. The purchase price consisted of a fixed payment of $1,100,000 paid at closing, an amount based upon the excess of Maris' assets over its accounts payable and liabilities assumed ("asset amount"), and contingent payments of up to $500,000 based upon the performance of Maris' business for the calendar year ending December 31, 1998. Based upon a closing balance sheet prepared by the Company and delivered to STG subsequent to closing, the Company has determined the asset amount, adjusted by certain closing adjustments, to be approximately $1,827,000. Approximately $2,033,000 (including the fixed price and the asset amount) was paid to the Company in cash at Closing based on an estimated closing balance sheet and estimated closing adjustments. $750,000 of the asset amount was retained by STG as a deferred payment, which is subject to certain conditions described below. Approximately $144,000 was paid to the Company on July 20, 1998 based on the final closing balance sheet and final closing adjustments delivered by the Company.

         In connection with the sale of Maris, the Company is entitled to a contingent payment of $200,000 if Maris gross revenues exceed $13,500,000 in 1998. A proportionate amount between zero and $200,000 will be paid if gross revenues exceed $11,500,000 but are less than $13,500,000. The Company is also entitled to a contingent payment of $200,000 if Maris' gross margins exceed 24% in 1998. A proportionate amount of $200,000 will be paid if gross margins are between 22% and 24%. The Company is also entitled to a contingent payment of $100,000 if Maris' 1998 bookings exceed $13,500,000. A proportionate amount of $100,000 will be paid if bookings exceed $12,500,000 but are less than $13,500,000.

         The deferred payment and contingent payments will be paid as follows. The Buyer was assigned approximately $3,335,000 of Maris' accounts receivable. When all but $750,000 of these accounts receivable have been collected by STG, the next $250,000 of these accounts receivable collected by STG will be paid to the Company to reduce the deferred payment. On or about January 15, 1999, STG will prepare an estimate of the contingent payments due to the Company. If the Company is due any contingent payment based upon the Buyer's estimate, the Buyer will pay from the remaining amount of the deferred payment an amount which will reduce the aggregate of the deferred payment and contingent payments to $500,000. On March 31, 1999 the Buyer will decide whether to continue to pay the balance of the deferred payments from collections of accounts receivable assigned by Maris as and when collected, or to pay the difference between the remaining amount of the deferred payment and the amount of the accounts receivable and reassign the accounts receivable to the Company.

         Under an interim services agreement executed by the Company and STG, the Company is required to provide STG with use of a portion of the Company's headquarters facility in Exton, Pennsylvania, the right to use telephone and other equipment and facilities at that location and general support services at that location. The Company is also required to provide transitional accounting, management and financial services to STG, including the services of the Company's President and its Chief Financial Officer. STG will pay the Company approximately $8,000 per month for use of the space and is paying approximately $1,000 per month for the other services. STG and the Company are both obligated to the arrangement for the space through April 30, 1999. STG may terminate the arrangement for accounting, management and financial services at any time upon fifteen days notice.

         The Company's operations now consist of Airo Clean's indoor air quality and hospital/healthcare environmental control business.

Item 1(b).        Financial Information about Industry Segments
----------        ---------------------------------------------

         Due to the sale of Maris' security and control systems business, the Company's consolidated financial statements have been restated to present the results of the air filtration business as the consolidated results of operations, and to show results from the security and control systems business as discontinued operations. The Company's operations are now in one industry segment. See Note 2 to the consolidated financial statements.

Item 1(c).        Narrative Description of Business
----------        ---------------------------------

         The Company's continuing operations consist of Airo Clean's business, described below.

AIR FILTRATION PRODUCTS
-----------------------

Products
--------

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

         The Company also manufactures and distributes several application specific, modular cleanroom systems which are available in a number of prepackaged sizes or can be customized to meet special requirements:

         o The BioShield(TM) air-filtration unit, a health care product, is an air scrubbing product for controlling airborne pathogens. The product is targeted for the health care industry. The BioShield product meets or exceeds the Center for Disease Control guidelines for hospital isolation rooms, which require a minimum of 6 air changes per hour.

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

Patents and Proprietary Rights
------------------------------

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

Marketing and Distribution
--------------------------

         The Company primarily conducts its sales and marketing activities for its cleanroom and other indoor air quality products from its Airo Clean facility located in Exton, Pennsylvania. The Company markets and sells these products to a wide variety of end-users throughout the United States through a network of independent dealers and manufacturers' representatives. Some of the dealers have exclusive rights to sell the Company's air-filtration products to specific markets in a defined territory. Therefore, a territory servicing different markets may have more than one dealer. These dealers are paid commissions for product sales. Customers of cleanroom products include a variety of manufacturing operations, including biomedical, microelectronics, medical devices, pharmaceuticals, and the hospital and health care markets.

         The Company has formed strategic alliances with a major contractor and several distributors to install large cleanroom projects and distribute its fan filter units. These relationships were made to increase Airo Clean's capability to participate in large turn key projects and enable the Company to broaden the availability of its complete line of fan filter units. These offerings range from a basic economy model to the more sophisticated roomside accessible energy saver products.

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

Research and Development
------------------------

         The Company plans to focus its product development activities on completing the System V monitoring and controlling system, along with a number of modifications that are intended to increase the versatility of the Company's products.

Manufacturing
-------------

         The Company's cleanrooms and indoor air quality products are manufactured in Exton, Pennsylvania. This manufacturing operation consists primarily of an assembly process and testing of finished products.

Raw materials and Supplies
--------------------------

         The Company's air-filtration products include specific filters, blowers and electronic components that are assembled with steel or aluminum assemblies and cabinets which constitute the majority of the products. Some of these items are custom made for the Company and require coordination from qualified vendors to assure availability of various electronic and metal assemblies. If any supplier should terminate its relationship for any reason, the Company anticipates that it will be able to develop, or obtain from other sources, substitute components without sustaining any material adverse effects.

Backlog
-------

         The backlog for the air quality segment was approximately $1.1 million at December 31, 1997, compared to approximately $.8 million at December 31, 1996. The Company anticipates that this backlog will be fulfilled in 1998.

         Backlog primarily represents firm accepted orders for air-filtration products. Although orders included in backlog may be canceled or rescheduled by the customer, cancellations are uncommon and cancellation or restocking charges may apply to a canceled order.

Seasonality
-----------

         The air quality segment of the business is not seasonal.

Competition
-----------

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

U.S. Government Sales and Dependence on Significant Customers
-------------------------------------------------------------

         Airo Clean does not sell any material amount of products to the U.S. government. One customer accounted for 11% of revenues in 1997. The Company does not anticipate that any customer will account for 10% or more of revenues in 1998. Airo Clean has one distributor located in Singapore which sells products in China and Southeast Asia who accounted for approximately 9% of revenue in 1997. The loss of this distributor could have a material adverse effect on Airo Clean's business. The financial crises occurring in east Asia is having and will continue to have a significant negative impact on the Company's sales through this distributor for the foreseeable future.

EMPLOYEES
---------

         As of June 9, 1998, the Company had seventeen (17) employees engaged in its continuing operations. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good and has never experienced any work stoppages.

Item 1(d)  Financial Information About Foreign and Domestic Operations and
---------  ---------------------------------------------------------------
Export Sales
------------

         The Company had approximately $1,411,000 of export sales in 1997 and approximately $1,110,000 in 1996. Approximately $476,000 of export sales in 1997 and approximately $760,000 of export sales in 1996 were through the Company's distributor in Singapore. These sales are U.S. dollar-denominated. The financial crises in east Asia is expected to have a significant negative impact on sales by this distributor for the foreseeable future.

Item 1(e).        Directors and Executive Officers of Registrant
----------        ----------------------------------------------

         Information about the Company's executive officers and directors can be found in Part III of this report under "Item 10. Directors and Executive Officers of Registrant."

Item 2            Properties
------            ----------

         The Company's continuing operations are conducted primarily at its facility in Exton, Pennsylvania, where its executive offices are located. This facility occupies approximately 21,580 square feet of space. Pursuant to a three year lease, commencing April 1, 1996 the Company pays a monthly rental of $12,588 and a monthly operating expense allowance of $4,784, which expense allowance is subject to adjustment. The Company is providing the buyer of the Company's former security systems business with the use of a portion of the facility through April, 1999 for a payment of approximately $11,000 per month. See Item 1(a) above. The Company believes that this facility will be adequate for its present and anticipated purposes.

Item 3.           Legal Proceedings
-------           -----------------

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
-------  ----------------------------------------------------
Stockholder Matters
-------------------

         As of May 4, 1995, the Company's common stock was delisted from the NASDAQ small-cap market. Since that date, there has been no established public trading market for the common stock. The Company's common stock continues to be quoted by a limited number of market makers on the NASD Electronic Bulletin Board under the symbol "CCOR." There can be no assurance that there will be regularly available quotations from market makers in the Company's common stock in the future. The following are the high and low bid quotations for the Company's common stock as quoted on the Electronic Bulletin Board for 1996 and 1997.

                               1997                      1996
                         Low        High           Low           High
                         ---        ----           ---           ----
First Quarter           $.13       $.22           $.19           $.34
Second  Quarter          .16        .19            .28            .69
Third Quarter            .13        .17            .38            .53
Fourth Quarter           .11        .17            .16            .25

                  The above bid quotations reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                  There were 271 record holders of the Company's Common Stock on June 24, 1998. The Company has historically reinvested any earnings in the growth of the business and has not paid cash dividends on its common stock. The Company's ability to pay dividends is restricted under the agreement with its primary lender. In addition, the Company may not pay dividends on its common stock until all accrued and unpaid dividends on its Series A Redeemable Convertible Preferred Stock have been paid. As of December 31, unpaid and accumulated dividends on the preferred stock as of December 31, 1997, were $315,000.

Item 6.           Selected Financial Data
-------           -----------------------

In thousands, except per share              1997            1996            1995            1994           1993
amounts
----------------------------------------------------------------------------------------------------------------
Net sales                                  $5,121          $7,355          $4,676          $4,067         $2,727
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)
----------------------------------------------------------------------------------------------------------------
    Continuing operations                   (398)             390             166            (74)          (252)
----------------------------------------------------------------------------------------------------------------
    Discontinued operations               (1,246)          (1,491)           (114)        (12,063)         (564)
----------------------------------------------------------------------------------------------------------------
    Disposition of
    discontinued operations                   --              650             100          (3,303)           --
                                            ----             ----            ----          ------          ----
----------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                  ($1,664)        ($  452)          $  152       ($15,440)        ($ 816)
----------------------------------------------------------------------------------------------------------------
Diluted Earnings (loss) per
share
----------------------------------------------------------------------------------------------------------------
    Continuing operations                  ($.05)            $.03            $.01          ($.01)         ($.02)
----------------------------------------------------------------------------------------------------------------
    Discontinued operations                 (.14)           (.14)           (.01)          (1.16)         ( .06)
----------------------------------------------------------------------------------------------------------------
    Disposition of
    discontinued operations                   --              .06            .01           ( .31)            --
                                            ----             ----           ----          ------           ----
----------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                    ($.19)          ($.05)          $  .01         ($1.48)         ($.08)
----------------------------------------------------------------------------------------------------------------
Working capital (deficit)                  $  819          $  363          $  749       ($ 6,858)        $ 1,480
----------------------------------------------------------------------------------------------------------------
Total assets                                4,180           5,226           5,718           7,707         16,497
----------------------------------------------------------------------------------------------------------------
Long-term Debt                              6,870           5,840           5,744             -0-          9,939
----------------------------------------------------------------------------------------------------------------
Redeemable convertible
    preferred stock                         1,815           1,725           1,635           1,545             --
----------------------------------------------------------------------------------------------------------------
Stockholders' equity
(deficit)                                ($6,640)        ($4,906)        ($4,354)        ($4,470)        $10,236
----------------------------------------------------------------------------------------------------------------

The above table has been restated for discontinued operations, which include the security systems and furnishings segment. No cash dividends have been declared on common stock.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations
---------------------

         The following information should be read in connection with information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The following discussion includes forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets, estimates and forecasts, which are based upon detailed assumptions regarding business and operational variables. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, including competition, client demand, and a dependence on a variety of industries which require particle-free, ultra-clean working environments. The same comments, as to reasonableness of assumptions, would apply to the demand from the hospital and healthcare market, although HMO's as well as other revenue factors have had a demonstrable impact on hospital spending.

Overview
--------

         In late 1997, the Company and its Board of Directors adopted a formal plan to sell the assets of Maris, its security and control system integration and installation business, and classify Maris as a discontinued operation. On June 8, 1998, effective June 1, 1998, substantially all of the assets of Maris were sold to Security Technologies Group, Inc., a privately held New Jersey corporation (STG). The decision to sell Maris was based on the Company's lack of adequate capital to support Maris' operations. The transaction is more fully described in note 2 to the Consolidated Financial Statements. The Company will now focus on the indoor air quality and hospital/healthcare environmental control business of its only operating subsidiary Airo Clean, Inc.

         Until 1995, the majority of the Company's operations were in the business of designing, manufacturing and distributing space-efficient, modular workstation systems and a line of complimentary office products. Due to declining furniture sales, particularly to the Federal Government, the Company decided in 1994 to dispose of the furnishings segment. On August 25, 1995, the Company completed the sale of the assets of the domestic furnishings segment, for cash and notes receivable. The Company applied the proceeds from the sale to pay down bank debt. The Canadian operation was sold to Safeguard Scientifics, Inc. in April 1995. Accordingly, the furnishings segment was presented as discontinued operation in 1994 and prior years financial statements.

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

         Continuing operations reflect the results of the on-going business of Airo Clean only.

Review of continuing operations
-------------------------------

         Net sales were $5.1 million in 1997, $7.4 million in 1996 and $4.7 million in 1995. The Company reported a net loss from continuing operations of $397,900 in 1997 and net earnings of $645,600 in 1996 and $525,600 in 1995.
Gross margins, as a percentage of sales, were 23.0% in 1997, 34.0% in 1996 and 29.9% in 1995. The reduction in gross margin in 1997 reflects the increased competition and pricing pressures in the filter-fan business throughout the worldwide market. Airo Clean's 1996 net sales and gross margin reflect a $2.9 million clean room project that favorably impacted the 1996 gross margin by 4%.

         The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard, and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the micro electronic and specialty manufacturing. They also provide needed particle control in the health care and hospital industry. In 1995, Airo Clean acquired the laminar air flow patient product line from Isolation Technology Systems, a provider of sterile cleanroom products to the health care and hospital industries. Laminar airflow patient isolation is a necessary component of bone marrow transplant procedures, and Airo Clean uses this product line to enhance its offering to the hospital and health care markets.

         Sales and marketing expenses were $734,900 in 1997, $694,900 in 1996 and $506,700 in 1995. These costs, as a percentage of sales, were 14.4%, 9.5% and 10.8% in 1997, 1996 and 1995, respectively. These costs increased in 1997 due to the expansion of Airo Clean's sales distribution to a national level.

         General and administrative expenses were $924,300 in 1997, $1,040,700 in 1996 and $539,800 in 1995. These costs, as a percentage of sales, were 18.1% in 1997, 14.2% in 1996 and 11.5% in 1995. The absolute dollar decrease of $116,400 in 1997 from 1996 reflects staff reductions and salary freezes. The increased costs as a percentage of sales in 1997 and 1996 reflect general corporate expenses, which in 1995 were allocated to the discontinued furniture operations. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         Interest expense was $89,200 in 1997, $46,900 in 1996 and $45,600 in
1995. The increase in 1997 reflects the higher average debt level due to operating losses incurred in 1997. In 1998 continuing operations will incur all interest expense from the date of sale of the security systems segment in June 1998. Interest expense for the continuing operations is projected to be approximately $440,000 for the year ended December 31, 1998.

         The income tax benefit in 1997 of $20,200 reflects the Company's revised estimate of state income taxes payable. The Company's effective income tax rate for continuing operations in 1996 and 1995 was approximately 45 percent. In addition, the Company has generated an operating loss carryforward of approximately $12 million that may be used in future years to offset taxable income until the year 2012, as more fully described in note ten to the Consolidated Financial Statements.

         The approximate backlog as of December 31, 1997, 1996 and 1995 was $1.1 million, $.8 million and $2.4 million, respectively. The backlog at the end of 1995 included a $2.0 million clean room project that was completed in 1996.

Review of discontinued operations
---------------------------------

         In 1997 the Company and its Board of Directors adopted a formal plan to sell the assets of Maris and therefore Maris is classified as a discontinued operation. The following summarizes the Maris operations for 1997, 1996 and
1995:
                                                                 1997                     1996                     1995
                                                                 ----                     ----                     ----
Revenues                                                    $ 10,550,900             $ 10,362,900             $ 12,987,100
Cost of goods sold                                             8,314,000                9,053,200                9,982,100
                                                            ------------             ------------             ------------
    Gross profit                                               2,236,900                1,309,700                3,005,000
Expenses
    Sales and marketing                                        1,183,100                1,106,700                1,175,000
    General and administrative                                 1,358,900                1,427,600                1,657,500
    Reserve for losses on discontinued operation                 358,000
    Interest                                                     583,300                  522,800                  646,500
    Tax benefit                                                                          (256,000)                (359,700)
                                                            ------------             ------------             ------------
                                                               3,483,300                2,801,100                3,119,300
                                                            ============             ============             ============
Loss from discontinued operation                            $ (1,246,400)            $ (1,491,400)            $   (114,300)
                                                            ============             ============             ============

         The Company reported a loss from discontinued operations from its security systems segment of $1.2 million in 1997, $1.5 million in 1996 and $114,300 in 1995, primarily related to higher than expected costs to complete certain highway monitoring projects. The Company recorded $650,000 and $100,000 in gains on disposition of discontinued furnishings operations in 1996 and 1995, respectively, primarily related to certain amounts received in excess of anticipated amounts at the date of disposition.

Liquidity and Capital Resources
-------------------------------

         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new credit agreement with its new lender which provides a $6.0 million credit facility due on March 14, 2000. All amounts due under the Company's previous credit facility were repaid with amounts from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard through September 30, 2000 and substantially all of the assets of the Company. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral for the Company's credit facility. Borrowings bear interest at prime plus 1%. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the on going business will be sufficient to satisfy or support the debt. As of June 29, 1998, outstanding borrowings under the credit facility were $5.2 million with less than $100,000 of availability.

         On December 29, 1997 the credit facility was amended to increase the availability up to an additional $395,000 through February 27, 1998 and for the period beginning February 28, 1998 through August 27, 1998, by $195,000. The Company was in default of its debt service ratio loan covenant as of December 31, 1997, but received a waiver from its lender on July 20, 1998 and the financial covenants were revised to reflect the Company's continuing operations.

         In connection with the 1995 sale of its furniture business, the Company received a $2.0 million Subordinate Note which bears interest at a rate of 8% per annum. Interest began accruing on the Subordinate Note on August 25, 1996. The principal amount of the Subordinate Note is being amortized on a seven-year level schedule with semi-annual principal and interest payments and a balloon payment due on August 25, 2000. Interest and principal payments on the Subordinate Note commenced on February 25, 1997.

         As a result of discontinuing the furnishings and security systems segments, the Company has emerged as a significantly downsized and restructured company. Credit financing is available for limited working capital requirements. If these sources of funds prove to be inadequate or in the case of credit financing, unavailable, then the Company will have to seek additional funds from other sources to continue operations. There can be no assurance that new sources of funds, if required, will be available. However, based on the Company's projections of operations and borrowing availability under the credit facility, the Company believes it will be able to continue to operate in this restructured mode and continues to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the credit facility.

         Capital expenditures in 1997 were $7,000, $14,400 in 1996 and $18,300 in 1995. The 1996 and 1995 expenditures were primarily used to upgrade computer systems. Capital expenditures for 1998 are projected at approximately $20,000 with no formal commitments as of December 31, 1997.

Year 2000 Issues
----------------

         The Company is aware of year 2000 (Y2K) potential problems. Our internal information systems are Y2K compliant and all our products are Y2K compliant. The Company also has written to its primary vendors to assure their compliance to Y2K issues. It is the intention of the Company to devote whatever resources are necessary to assure Y2K compliance if any unknown situation should occur between now and the year 2000.


Loss Per Share Applicable to Common Shareholders
------------------------------------------------

         The Company adopted Statement of Financial Account Standards No. 128, Earnings Per Share ("SFAS No. 128"), which is designed to simplify the existing computational guidelines for the earnings per share ("EPS") information provided in financial statements, to revise the disclosure requirements and to increase the comparability of EPS data on an international basis. Pursuant to SFAS No. 128, the Company reflected on its Consolidated Statements of Operations basic EPS and diluted EPS for 1997, 1996 and 1995. Adoption of SFAS No. 128 did not impact the amount of EPS reported and, due to the Company's losses in each of the past three years, there is no difference in the amounts calculated as basic EPS and diluted EPS. There were no options included in the diluted EPS calculation for the years presented as the inclusion of options would have been anti-dilutive.

         Treasury stock transactions are recorded on their trade date and reduce weighted average shares outstanding from that date.


Recent Accounting Pronouncements
--------------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income and establishes standards for reporting its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its reported financial condition or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way publicly-traded companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect on its reported financial condition or results of operations.

         In February 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements of previous standards. The Company does not expect the adoption of SFAS No. 132 to have a material effect on its reported financial condition or results of operations.



Item 8.   Financial Statements
-------   --------------------

         The consolidated financial statements and schedule appear at the end of this report beginning on page F-1.

Item 9.   Changes in and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
Financial Disclosures
---------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant
-------   ----------------------------------------------

Executive Officers:

         The following persons were executive officers of the Registrant at June 30, 1998:

                                        Has Been an
                                          Officer
Name                          Age          Since       Position
----                          ---          -----       --------

George E. Mitchell            60           1984        President, Chairman and
                                                       Chief Executive Officer

Frederick B. Franks, III      58           1989        Vice President-Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

Directors:

                                                                                  Has Been a
                              Principal Occupation and Business Experience         Director
Name                          During Last Five Years                                Since          Age
----                          ----------------------                                -----          ---

George E. Mitchell            President, Chairman and Chief Executive               1984           60
                              Officer of the Company

Anthony A. Nichols            Chairman, Brandywine Realty Trust , a real            1988           58
                              estate investment trust.  (1)(2)(4)

Richard P. Richter            President Emeritus, Ursinus College (1)(3)(5)         1989           67

W. Wayne Dunlop               Executive Vice President and Chief Operating          1995           51
                              Officer, Barclay White, Inc., a general
                              construction contracting and management firm
                              (1)(6)

----------------------
(1)    Member of the Audit Committee.

(2)    Member of the Compensation Committee.

(3)    Member of the Stock Option Committee.

(4) Prior to August 1996, Mr. Nichols was President of the Nichols Company, an owner and manager of commercial office and industrial space.

(5)    Prior to January 1, 1995, Mr. Richter was President of Ursinus College.

(6) Mr. Dunlop has been Chief Operating Officer of Barclay White since September 1995 and executive Vice President since September 1994. Prior to September 1994 he was a Senior Vice President of Barclay White.

Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-K:

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from January 1, 1997 to December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with.

Item 11.    Executive Compensation
-------     ----------------------

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

         Base compensation levels and benefits for executives generally had been set in previous years to be between the lower end and the midpoint of the scale of compensation paid by comparable companies in the Company's principal industry. Conversely, incentive programs were regarded to be above the midpoint of the scale in the industry. In pursuing this philosophy, the Company believed it could keep the fixed component of the compensation package at reasonable levels while incenting its key executives and managers to achieve better than average results. Therefore, the total cash compensation plan is made up of a lower base and higher incentive opportunity which in total would be competitive with comparable companies in the industry if the Company's objectives are achieved. For the purpose of establishing these levels, the Company had reviewed an evaluation by an independent compensation consultant of various published industry salary surveys. In setting executive compensation packages for 1995, 1996 and 1997 the Committee considered an evaluation of executive compensation levels for comparably-sized companies in the electrical contracting industry. In the future, the Compensation Committee will re-examine executive compensation in light of Airo Clean's business becoming the Company's primary business.

         Annual cash bonuses in 1996 and 1997 were, and in 1998 will be based on Company income and individual goals. At the beginning of each year, the Committee approves a target range of income, and a range of potential bonus amounts for the chief executive officer and each other executive officer, stated as a percentage of base salary. Performance bonuses are awarded at year-end based on the actual income compared to the target income, and the achievement of individual objectives and individual contributions during the year to the achievement by the Company of its financial and strategic objectives, which the Board determines in its discretion.

         Grants of Company stock options are intended to align the interests of executives and key employees with the long-term interests of the Company's stockholders, and to encourage executives and key employees to remain in the Company's employ. Generally, grants are not made in every year, but are awarded subjectively based on a number of factors, including the pre-tax operating earnings of the Company, the individual's contributions to the achievement of the Company's financial and strategic objectives, and the amount and remaining term of options already held by an individual. The Stock Option Committee of the Board administers the Company's stock option plan. In 1997, options for 50,000 shares were issued to Mr. Franks, and are intended to replace 50,000 options held by Mr. Franks which expire in December 1998. See "Stock Options," below.

CEO Compensation

         In 1994, the Committee set Mr. Mitchell's base salary at $140,000. However, based on the Company's performance and its cash flow problems, in April, 1994, Mr. Mitchell initiated a 16% reduction in his salary in order to conserve Company resources. Mr. Mitchell has continued to draw base salary at this reduced level through the end of 1997 and to the date of this report. A payment of $25,000 was made to Mr. Mitchell in March 1996 to partially compensate him for the salary foregone in 1994 and 1995. Since the Company failed to achieve the established target range of return on assets during 1996 and 1997, no bonus was paid to Mr. Mitchell for those years.

Other Executive Compensation

         Mr. Franks, the Company's Vice-President-Finance and Chief Financial Officer, is currently the Company's only other executive officer. Mr. Franks received a payment of $16,000 in March, 1996 to compensate him for salary foregone in 1994 and 1995.

By the Compensation Committee:

Anthony A. Nichols


EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

         The following table sets forth information concerning compensation paid to the Chief Executive Officer and to each other person who was an executive officer of the Company at any time during 1997 and whose salary and bonus exceeded $100,000 in 1997.

                           Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                                                                                           Long Term
                                                     Annual Compensation                  Compensation
                                             ------------------------------------------   ------------
                                                                                             Awards
                                                                                          ------------
                                                                                           Securities
                                                                          Other Annual     Underlying      All Other
                                                                          Compensation      Options/      Compensation
Name and Principal Position    Year          Salary($)(1)   Bonus($)      ($)(2)              SARS (#)     ($)(3)(4)
----------------------------------------------------------------------------------------------------------------------
George E. Mitchell (5)         1997          $117,600   $      0          $18,976                 0         $34,316
President, Chairman and        1996           117,600          0           18,331                 0          33,170
Chief Executive Officer        1995           142,600          0           17,733                 0          32,106
----------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi III          1997          $100,000   $      0                0                 0         $     0
President, Airo Clean, Inc.    1996           100,000   $ 75,000                0            25,000         $37,500
through August, 1997 (6)       1995            99,801      5,465                0            50,000          37,500
----------------------------------------------------------------------------------------------------------------------
Frederick B. Franks, III (5)   1997          $100,000   $      0          $11,939            50,000         $18,910
Vice President-Finance and     1996           100,000          0          $11,552            30,000         $18,222
Chief Financial Officer        1995           108,154          0           11,194                 0          17,587
----------------------------------------------------------------------------------------------------------------------

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

(3) The stated amounts for fiscal 1996 include the following amounts for each named executive officer: Company contributions under the 401(k) Plan -- Mr. Mitchell, $0; Mr. Pelosi, $0; Mr. Franks, $0; term life and disability premiums -- Mr. Mitchell, $26,589; Mr. Pelosi, $0; Mr. Franks, $14,536; current dollar value of benefits to the named executives of the remainder of split-dollar premiums paid by the Company -- Mr. Mitchell, $6,581; Mr. Pelosi, $0; Mr. Franks, $3,686; residual salary payments agreed to in connection with acquisition --Mr. Mitchell, $0; Mr. Pelosi, $37,500; Mr. Franks, $0.

(4) The stated amounts for fiscal 1997 include the following amounts for each named executive officer: Term life and disability premiums -- Mr. Mitchell, $27,735; Mr. Pelosi, $0; Mr. Franks, $15,224; current dollar value of benefits to the named executives of the remainder of split-dollar premiums paid by the Company -- Mr. Mitchell, $6,581; Mr. Pelosi, $0; Mr. Franks, $3,686.

(5)      The 1995 amount includes salary adjustment paid on March 15, 1996 to:
         Mr. Mitchell, $25,000 and Mr. Franks, $16,000.

(6) Mr. Pelosi ceased to be an executive officer of the Company in August 1997. He continues to serve the Company as a sales representative. The amounts in 1997 include both amounts Mr. Pelosi received as an executive officer and amounts he received as a sales representative.


Stock Options

         The following table sets forth information with respect to the number of unexercised options and the value of unexercised in-the-money options at December 31, 1997.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

--------------------------------------------------------------------------------------------------------------------
                                                      Number of Securities Underlying
                                                                Unexercised
                                                           Options/SARs at Fiscal       Value of Unexercised
                             Shares                                Year-End             In-The Money Options/SARs
                            Acquired       Value                   (#)(1)               at Fiscal Year-End ($)(1)
                               on         Realized
                            Exercise       ($)          Exercisable     Unexercisable   Exercisable   Unexercisable
Name                          (#)
--------------------------------------------------------------------------------------------------------------------
George E. Mitchell              0        $      0                   0               0    $      0       $     0
--------------------------------------------------------------------------------------------------------------------
Michael H. Pelosi III           0        $      0              76,250          43,750    $      0       $     0
--------------------------------------------------------------------------------------------------------------------
Frederick B. Franks III         0        $      0              61,250          68,750    $      0       $     0
--------------------------------------------------------------------------------------------------------------------

(1) On December 31, 1997, the fair market value of the common stock was $.15. No options were in-the-money on that date.

         During Fiscal Year 1997, Mr. Franks was granted options for 50,000 shares, of the Company's common stock under the Company's 1993 Stock Option Plan. These options were issued at the market price on the date of grant, expire seven years after the date of grant, and vest in twenty-five percent increments annually beginning one year from the date of grant. No options were granted to the Company's Chief Executive Officer in 1997. The following table sets forth certain information regarding the options granted to Mr. Franks in 1997:


                                      Options/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                                                                                            at Assumed Annual
                                                                                           Rates of Stock Price
                                                                                               Appreciation
                               Individual Grants                                              for Option Term
------------------------------------------------------------------------------------------------------------------
            Name                  Number of       % of Total
                                 Securities        Options/      Exercise    Expiration
                                 Underlying          SARs        or Base        Date
                                Options/SARs      Granted to      Price
                                   Granted       Employees in    ($/Sh)
                                                 Fiscal Year                                 5% ($)       10% ($)
------------------------------------------------------------------------------------------------------------------
Frederick B. Franks, III           50,000           21.6%         $.20       08/01/04        $4,071        $9,487
------------------------------------------------------------------------------------------------------------------


Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

         Prior to his resignation as an executive officer in August 1997, Michael H. Pelosi III had an employment agreement with the Company providing for at a minimum base salary of $100,000, plus a bonus based on Airo Clean's net income. Upon his resignation as President of Airo Clean, that contract was released. Mr. Pelosi now serves as a sales representative and therefore was not entitled to a bonus in 1997.

                            STOCK PERFORMANCE GRAPHS

         The following chart compares the cumulative total stockholder return on the Company's Common Stock for the period December 31, 1992 through December 31, 1997 with the cumulative total return on the NASDAQ Index and the cumulative total return for a peer group index for the same period. Because the Company has discontinued its security systems operations, the Company has selected as a new peer group SIC Code 3564 - Industrial and Commercial Fans and Blowers and Air Purification Equipment, which is the primary industry in which the Company is continuing to operate.

  275---------------------------------------------------------------------------

  250------------------------------------------------------------------------+--

D 225---------------------------------------------------------------------------

O 200--------------------------------------------------------+------------------

L 175---------------------------------------------------------------------------
                                                 +                           *
L 150---------------------------------------------------------------------------
                       #                                     *
A 125------------------------------+--------------------------------------------
                       +                         *
R 100#*+---------------*--------------------------------------------------------
                                   *
S  75---------------------------------------------------------------------------
                                   #
   50---------------------------------------------------------------------------
                                                 #           #
   25------------------------------------------------------------------------#--

    0---------------------------------------------------------------------------
     1992            1993         1994         1995         1996            1997

                         # Core Technologies (Pennsylvania), Inc.
                         * SIC Code Index
                         + NASDAQ Market Index

COMPANY/INDEX/MARKET                              1992      1993       1994         1995          1996        1997

Core Technologies (Pennsylvania), Inc.            100      133.33      66.67        33.33         35.56       26.67
SIC Code Index                                    100       98.43      94.35       110.02        131.91      169.75
NASDAQ Market Index                               100      119.95     125.94       163.35        202.99       248.3

As required by the rules of the Securities and Exchange Commission, the chart below compares the cumulative stockholder return on the Company's common Stock with the cumulative total return on the NASDAQ Index and the peer group used in the chart presented in the Company's 1997 proxy statement. The peer group in this chart consists of SIC Code 1731 Electrical Contractors.


  275---------------------------------------------------------------------------

  250------------------------------------------------------------------------+--

D 225---------------------------------------------------------------------------

O 200------------------------------------------------------+--------------------

L 175---------------------------------------------------------------------------
                                               +
L 150---------------------------------------------------------------------------
                     #
A 125----------------------------+----------------------------------------------
                     +
R 100#*+------------------------------------------------------------------------

S  75---------------------------------------------------------------------------
                                 #
   50---------------------------------------------------------------------------
                                               #           #
   25-----------------------------------------------------------------------#*--
                     *           *             *           *
    0---------------------------------------------------------------------------
     1992          1993         1994         1995         1996            1997

                         # Core Technologies (Pennsylvania), Inc.
                         * SIC Code Index
                         + NASDAQ Market Index



COMPANY/INDEX/MARKET                             1992        1993          1994          1995          1996         1997
Core Technologies (Pennsylvania), Inc.            100       133.33         66.67        33.33         35.56         26.67
SIC Code Index                                    100        29.79         10.72        16.92         20.27         24.29
NASDAQ Market Index                               100       119.95        125.94       163.35        202.99         248.3



The above charts each assume that $100 was invested on December 31, 1992 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

Directors' Compensation

         Directors are elected annually and hold office until their successors are elected and have qualified or until their earlier resignation or removal. Directors who are not employees of the Company are paid a quarterly fee of $1,000 and $400 for each Board meeting attended, including committee meetings attended on a date other than a Board meeting date.

         The Company also maintains a stock option plan for Non-Employee Directors (the "Directors' Plan") which provides for the grant of options to directors not otherwise employed by the Company, its parent or any of its subsidiaries ("Eligible Director"). Each Eligible Director receives, as of the date such person first becomes an Eligible Director, an option to purchase 5,000 shares of the Company's Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan vest in four equal annual installments beginning on the first anniversary of the date of option grant and have a term of seven years. During 1996, Mr. Nichols and Mr. Richter were each granted options for 10,000 shares of the Company's common stock exercisable at $.26 per share; Mr. Dunlop was granted options for 5,000 shares at $.25 per share and 10,000 shares at $.26 per share. No options were granted to or exercised by any Eligible Director during 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

         The following table sets forth as of June 24, 1998, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and the number of shares of Common Stock owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group. In addition to the information regarding the Company's Common Stock listed below, as of June 24, 1998, there were 15,000 Series A Shares issued and outstanding. All of such Series A Shares are owned of record by Safeguard Scientifics (Delaware), Inc., a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), and consequently are beneficially owned by Safeguard.

                                                                    Number of               Percent
                                                                  Shares Owned (1)          Of Class
                                                                  ----------------          --------
Safeguard Scientifics (Delaware), Inc. (2)..............            4,059,757                37.93%
  103 Springer Building.................................
  3411 Silverside Road
  Wilmington, DE  19803
Philip J. Donnelly......................................              838,333                 9.38%
  9 Dumming Road
  Newtown Square, PA  19073
George E. Mitchell (3)..................................            1,504,584                16.90%
  110 Summit Drive
  Exton, PA   19341
Frederick B. Franks (4).................................              903,333                10.09%
  110 Summit Drive
  Exton, PA   19341
W. Wayne Dunlop (4).....................................                5,000                  *
Anthony A. Nichols (4)..................................               30,938                  *
Richard P. Richter (4)..................................                6,350                  *
Officers and directors
as a group (5 persons) (5)..............................            2,450,205                27.32%

-------------------------------
(*)      Less than 1%.

(1) Except as otherwise disclosed, the nature of beneficial ownership is the sole power to vote and to dispose of the shares (except for shares held jointly with spouse). 233,334 shares owned by Mr. Mitchell, and 233,333 shares each held by Mr. Franks, are redeemable by the Company to satisfy exercises of employee stock options. See Item 13.

(2) Safeguard Scientifics (Delaware), Inc. is the record owner of 2,244,757 shares of Common Stock and 15,000 Series A Shares, which are presently convertible into 1,815,000 shares of Common Stock, which includes the potential conversion of accrued dividends as of December 31, 1997. Such shares are beneficially owned by Safeguard. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral in connection with its bank line of credit.

(3)      Includes 300,000 shares of Common Stock held by Mr. Mitchell's spouse.

(4) Includes for Messrs. Franks, Dunlop, Nichols, and Richter 65,000, 5,000, 6,250 and 6,250 shares, respectively, which may be acquired pursuant to stock options which are currently exercisable.

(5) Includes 82,500 shares which may be acquired pursuant to stock options which are currently exercisable.

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

         The Company rents 21,580 square feet of office space used as its headquarters in Exton, Pennsylvania. Prior to the third quarter of 1996, this facility was owned by Safeguard; it has subsequently been transferred to Brandywine Realty Trust, a Real Estate Investment Trust of which Anthony Nichols, a director of the Company, is Chairman. The Company pays a monthly rental of $12,588 plus its proportionate share of the monthly operating expenses. The Company believes the lease terms are no less favorable than could be obtained from an unrelated third party.

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

         In June 1994, Safeguard purchased from the Company 15,000 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Shares") for an aggregate purchase price of $1.5 million. The Series A Shares are convertible into shares of Common Stock based on a conversion price of $1.00 per share of Common Stock. The conversion price and number of shares into which the Series A Shares may be converted are subject to anti-dilutive adjustments. The Series A Shares are entitled to a 6% per annum dividend payable out of legally available funds. Dividends which are not declared and paid will accumulate and are convertible into Common Stock at $1.00 per share. No dividends have been declared to date. Unpaid, undeclared cumulative dividends as of December 31, 1997 were $315,000. The Series A Shares are entitled to one vote for each share of Common Stock into which such Series A Shares may be converted. The Company may redeem the Series A Shares at any time and must redeem all outstanding Series A Shares on June 1, 2001.

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

         Effective September 29, 1995, Safeguard contributed to the capital of the Company 2,000,000 shares of the Company's common stock and sold to Mr. Mitchell, Mr. Franks and Philip J. Donnelly, a former Vice President of the Company, an aggregate of 2,500,000 shares of the Company's common stock, at a price of $.10 per share, payable in the form of a five year, interest-bearing promissory note. The promissory notes bear interest at a rate of 6.35% per annum and are payable in full upon the maturity date, September 29, 2000. Each individual is required, however, to prepay the outstanding balance to the extent of 25% of the proceeds of any sale or other disposition of any of the shares purchased from Safeguard. The parties estimated the fair market value of the shares to be $.10 as of the date of issue, taking into account a discount for lack of liquidity, after the common stock of the Company was delisted from NASDAQ.

         Mr. Mitchell, Mr. Franks and Mr. Donnelly have entered into an agreement with the Company pursuant to which they have deposited an aggregate of 700,000 of the shares acquired from Safeguard into escrow with the Company. The Company may redeem these escrowed shares in order to satisfy exercises of options under the Company's 1993 Stock Option Plan. The redemption price payable by the Company will be equal to the exercise price payable by the individual exercising the option. No shares had been redeemed through December 31, 1997.

         In 1995, Safeguard advanced $887,000 to the Company to cover closing costs of the sale of the furnishings business and payments to Maris' sureties. The Company has issued to Safeguard a Subordinated Note to evidence this obligation. The Subordinated Note accrues interest at 6% per annum. Interest and principal are due on December 31, 2000 but the Subordinated Note is subordinated to all the Company's obligations to its other lenders. Additionally, if the Safeguard letter of credit which secures the

Company's borrowing can be cancelled prior to December 31, 2000, Safeguard has agreed forgive all obligations under the Subordinated Note.

         In connection with the Airo Clean acquisition, Airo Clean entered into a lease for approximately 15,300 square feet of flex office, warehouse and assembly space in Exton, PA from Michael Pelosi, Jr. and Lucille Pelosi, who are the parents of Michael H. Pelosi, III. (formerly the President of Airo Clean). The lease continues through December 2001. The rent is approximately $110,000 per annum, and the Company is required to pay the operating expenses for the leased premises. The Company subleased the space in 1996 and part of 1997, but the subtenant filed for bankruptcy and vacated the premises. The Company currently does not use this space and is seeking a new subtenant.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------      ---------------------------------------------------------------

(a)  The following Financial Statements are included with this Annual Report.

     CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
     ------------------------------------------------------------------
       INDEPENDENT AUDITORS' REPORT
       CONSOLIDATED BALANCE SHEETS
       CONSOLIDATED STATEMENTS OF OPERATIONS
       CONSOLIDATED FINANCIAL STATEMENTS

       FINANCIAL STATEMENT SCHEDULE
       ----------------------------
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(b)  Reports on Form 8-K

     During the fiscal year ended December 31, 1997, the Company did not file any Reports on Form 8-K. One Form 8-K dated June 8, 1998 was filed on June 30, 1998 to report pursuant to Item 2 the sale of the assets of Maris Equipment Company, Inc. to Security Technologies Group, Inc. , effective June 1, 1998.

(c)  Exhibits

              The Following is a list of exhibits required by Item 601 of regulation S-K to be filed as part of this Report.


Exhibit No.             Exhibit
-----------             -------

3.1               Amended and Restated Certificate of Incorporation

3.2               By-Laws

4.1               Reference  is made to  Exhibit  3.1 for the rights and  preferences  of the  Company's
                  Series A Redeemable Convertible Preferred Stock

4.2               Form of certificate representing the shares of Common Stock

4.3**             Amended and Restated 1984 Stock Option Plan of CenterCore, Inc.

4.4**             Stock Option Plan for Non-Employee Directors


Exhibit No.             Exhibit
-----------             -------

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

10.6              Lease Agreement between Maris Equipment Company and Chesco Nichols Company dated July
                  23, 1986 for 110C Summit Drive, Exton, PA and amendments thereto 10.7 Fourth Amendment to Lease

10.8**            CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan

10.9**            CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan, Amendment 2-93

10.10**           Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive
                  Plan effective as of June 1, 1994

10.11             Asset Purchase Agreement dated February 1, 1993 between Airo Clean Acquisition Corp.
                  and Airo Clean Engineering, Inc. and Michael H. Pelosi, III, Joseph Pelosi and Michael
                  H. Pelosi, Jr. (schedules and exhibits omitted)

10.12**           Employment Agreement dated February 1, 1993 between Airo Clean, Inc. and Michael H.
                  Pelosi, III

10.13             Exclusive License Agreement between Michael H. Pelosi III and Airo Clean, Inc. dated as of February 1, 1993

10.14             Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition, Inc.,
                  CenterCore, Inc., Maris Equipment Company and JWP Inc.

10.15             Agreement and Release dated June 19, 1995 among CenterCore, Inc., Maris Equipment
                  Company, Inc., Safeguard Scientifics, Inc., EMCOR Group, Inc., JWP/MEC Corp., and
                  Seaboard Surety Company

10.16             Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment Company, Inc.
                  and Insurance Company of North America

10.17             Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment Company, Inc.
                  and Liberty Mutual Insurance Company


Exhibit No.             Exhibit
-----------             -------

10.18             $1.1 Million Note to Safeguard Scientifics, Inc. dated September 22, 1993

10.19             Asset Purchase Agreement dated May 26, 1995 among CenterCore, Inc., Corel Corporate
                  Seating, Inc. and The CenterCore Group, Inc.

10.20             Amendment No. 1 dated as of June 30, 1995 to Asset Purchase Agreement

10.21             Option Shares Escrow Agreement dated September 29, 1995, by and between George
                  Mitchell, Frederick Franks III, Philip Donnelly and the Company

10.22             Promissory Note dated September 29, 1995 from George Mitchell to Safeguard in the principal amount of $83,333

10.23             Promissory Note dated September 29, 1995 from Frederick Franks III to Safeguard in the principal amount of $83,333

10.24             Promissory Note dated September 29, 1995 from Philip Donnolly to Safeguard in the principal amount of $83,333

10.25             Asset Purchase and Sale Agreement dated June 8, 1998 by and between Maris Equipment
                  Company, Inc., as Seller and Security Technologies Group, Inc., as Buyer, effective
                  June 1, 1998.

10.26             Interim Services Agreement dated June 8, 1998, by and among Maris Equipment Company,
                  Inc., Core Technologies (Pennsylvania), Inc. and Security Technologies Group, Inc.

11                Computation of Per Share Earnings (Loss)

21                List of Subsidiaries

23                Consent of Independent Auditors

27                Financial Data Schedule

------------------
** These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 1998                CORE TECHNOLOGIES (PENNSYLVANIA), INC.


                                    By:  /s/ George E. Mitchell
                                         -------------------------------------
                                         George E. Mitchell
                                         President and Chief Executive Officer

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

                  Name and Title                     Signature                             Date
                  --------------                     ---------                             ----
George E. Mitchell
Chief Executive Officer and Director        /s/ George E. Mitchell                      July 23, 1998
                                            -----------------------------------

Frederick B. Franks, III
Chief Financial Officer                     /s/ Frederick B. Franks, III                July 23, 1998
                                            -----------------------------------

Anthony A. Nichols
Director                                    /s/ Anthony A. Nichols                      July 23, 1998
                                            ------------------------------------

Richard P. Richter
Director                                    /s/ Richard P. Richter                      July 23, 1998
                                            ------------------------------------

W. Wayne Dunlop
Director                                    /s/ W. Wayne Dunlop                         July 23, 1998
                                            ------------------------------------

Independent Auditors' Report


The Board of Directors and Stockholders
Core Technologies (Pennsylvania), Inc.:

We have audited the consolidated balance sheets of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of these consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Technologies (Pennsylvania), Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
--------------------------

Philadelphia, Pennsylvania
March 6, 1998, except as to note 2 which is as of June 8, 1998, and the second paragraph of note 7 which is as of July 20, 1998.

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            December 31,             December 31,
                                                                                1997                    1996
                                                                            ------------             ------------
Current assets
 Cash                                                                       $    133,200             $     15,900
 Receivables, less allowances ($18,000 --1997; $15,000 --1996)                   921,000                1,292,400
 Inventories                                                                     527,500                  321,300
 Notes receivable                                                                280,300                  280,300
 Other current assets                                                            110,600                   38,200
                                                                            ------------             ------------
 Total current assets                                                          1,972,600                1,948,100

Net assets of discounted operation                                               455,800                1,012,200

 Plant and equipment
 Leasehold improvements                                                           37,900                   34,800
 Machinery and equipment                                                          86,000                   82,100
                                                                            ------------             ------------
                                                                                 123,900                  116,900
 Less accumulated depreciation and amortization                                  (94,500)                 (69,300)
                                                                            ------------             ------------
 Net plant and equipment                                                          29,400                   47,600

Other assets
 Goodwill, net                                                                   487,800                  535,800
 Notes receivable                                                              1,234,200                1,682,000
                                                                            ------------             ------------
 Total other assets                                                            1,722,000                2,217,800
                                                                            ------------             ------------
                                                                            $  4,179,800             $  5,225,700
                                                                            ============             ============

Liabilities and Stockholders' Deficit
Current liabilities
 Accounts payable                                                           $    865,700             $  1,025,700
 Accrued expenses                                                                287,800                  559,600
                                                                            ------------             ------------
 Total current liabilities                                                     1,153,500                1,585,300

Long-term debt                                                                 5,983,100                4,952,900
Long-term debt - related party                                                   887,000                  887,000
Other liabilities                                                                981,200                  981,200

Redeemable convertible preferred stock issued to related shares;               1,815,000                1,725,000

Stockholders' deficit
 Common stock, $.01 par value; Authorized -- 20,000,000 shares;
   Issued - (9,217,326 shares--1997 and1996)                                      92,200                   92,200
 Additional paid-in capital                                                    7,668,900                7,758,900
 Accumulated deficit                                                         (13,980,600)             (12,336,300)
 Treasury stock at cost - 330,000 shares                                        (420,500)                (420,500)
                                                                            ------------             ------------
 Total stockholders' deficit                                                  (6,640,000)              (4,905,700)
                                                                            ------------             ------------
                                                                            $  4,179,800             $  5,225,700
                                                                            ============             ============


See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations

                                                                                               Year ended December 31,
                                                                                    1997                1996              1995
                                                                                ------------       ------------       ------------
Net sales                                                                       $  5,120,500       $  7,354,500       $  4,676,300
Cost of goods sold                                                                 3,944,100          4,851,400          3,279,300
                                                                                ------------       ------------       ------------
    Gross profit                                                                   1,176,400          2,503,100          1,397,000

Operating expenses:
    Sales and marketing                                                              734,900            694,900            506,700
    General and administrative                                                       924,300          1,040,700            539,800
                                                                                ------------       ------------       ------------
Total operating expenses                                                           1,659,200          1,735,600          1,046,500
                                                                                ------------       ------------       ------------

Income (loss) from continuing operations                                            (482,800)           767,500            350,500

Other income (expense):
  Interest - income                                                                  153,900
  Interest - expense                                                                 (89,200)           (46,900)           (45,600)
                                                                                ------------       ------------       ------------

Income (loss) from continuing operations before provision for income taxes          (418,100)           720,600            304,900
Provision for (benefit of ) income taxes                                             (20,200)           331,000            139,000
                                                                                ------------       ------------       ------------

Earnings (loss) from continuing operations                                          (397,900)           389,600            165,900


Loss from discontinued security systems operation (net of tax benefit
  of $0, $256,000 and $359,700 in 1997, 1996 and 1995, respectively)              (1,246,400)        (1,491,400)          (114,300)
Gain on disposition of discontinued furnishings operation                                               650,000            100,000
                                                                                ------------       ------------       ------------

Net earnings (loss)                                                             $ (1,644,300)          (451,800)      $    151,600
                                                                                ============       ============       ============

Net earnings (loss) per share: - Basic
  Continuing operations                                                         $       (.05)      $        .04       $        .02
  Discontinued operations                                                               (.14)              (.16)              (.01)
  Gain on disposition of discontinued operations                                                            .07                .01
                                                                                ------------       ------------       ------------
                                                                                $       (.19)      $       (.05)      $        .02
                                                                                ============       ============       ============
Net earnings (loss) per share: - Diluted
  Continuing operations                                                         $       (.05)      $        .03       $        .01
  Discontinued operations                                                               (.14)              (.14)              (.01)
  Gain on disposition of discontinued operations                                                            .06                .01
                                                                                ------------       ------------       ------------
                                                                                $       (.19)      $       (.05)      $        .01
                                                                                ============       ============       ============

Weighted average common and common equivalent shares outstanding:
    Basic                                                                          8,887,000          8,887,000         10,112,000
    Diluted                                                                        8,887,000         10,612,000         11,747,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31,
                                                                              1997              1996             1995
                                                                          -----------       -----------       -----------
Operations
 Net earnings  (loss)                                                     $(1,644,300)      $  (451,800)      $   151,600

Adjustments to reconcile net earnings (loss) to cash from operations
  Loss from discontinued security systems operation                         1,246,400         1,491,400           114,300
  Gain on disposition of discontinued furnishings operation                                    (650,000)         (100,000)
  Depreciation and amortization                                                73,200            74,100            73,800

Cash provided by (used in) changes in working capital items
  Receivables                                                                 371,400          (444,800)           91,300
  Inventories                                                                (206,200)           48,600            (9,900)
  Other current assets                                                        (98,800)          (10,900)           87,900
  Accounts payable                                                           (160,000)          516,400          (124,000)
  Accrued expenses                                                           (271,800)          188,000           154,500
                                                                          -----------       -----------       -----------

Cash provided (used) by continuing operations                                (690,100)          761,000           439,500


Cash provided by discontinued furnishings operation
  Cash provided by discontinued furnishings operation                         542,100         1,309,100         1,901,300
  Cash used by discontinued security systems operation                       (757,900)       (2,340,600)       (5,128,200)
  Income tax refund                                                                                             1,602,700
                                                                          -----------       -----------       -----------
Cash used by discontinued operations                                         (215,800)       (1,031,500)       (1,624,200)


Financing activities
  Net borrowings (repayments) of debt                                       1,030,200           269,200        (2,515,300)
                                                                          -----------       -----------       -----------
Cash provided (used) by financing activities                                1,030,200           269,200        (2,515,300)

Investing activities
  Expenditures for plant and equipment                                         (7,000)          (14,400)          (18,300)
  Proceeds from sale of discontinued operations                                                                 2,345,700
  Other, net                                                                                                    1,043,100
                                                                          -----------       -----------       -----------

Cash (used) provided by investing activities                                   (7,000)          (14,400)        3,370,500
                                                                          -----------       -----------       -----------

Increase (decrease) in cash                                                   117,300           (15,700)         (329,500)
Cash beginning of period                                                       15,900            31,600           361,100
                                                                          -----------       -----------       -----------

Cash end of period                                                        $   133,200       $    15,900       $    31,600
                                                                          ===========       ===========       ===========

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Deficit



                                         Common stock             Additional
                                  --------------------------       paid-in         Accumulated        Treasury
                                    Shares         Amount          capital          deficit            stock
---------------------------------------------------------------------------------------------------------------
Balance --December 31, 1994      10,767,326          107,700        7,878,400     (12,036,100)        (420,500)
Net earnings                                                                          151,600
Preferred stock dividend                                              (90,000)
Common stock contribution        (2,000,000)         (20,000)          20,000
Common stock issued                 450,000            4,500           40,500
                               ------------     ------------     ------------    ------------     ------------

Balance --December 31, 1995       9,217,326           92,200        7,848,900     (11,884,500)        (420,500)
Preferred stock dividend                                              (90,000)
Net loss                                                                             (451,800)
                               ------------     ------------     ------------    ------------     ------------

Balance --December 31, 1996       9,217,326           92,200        7,758,900     (12,336,300)        (420,500)
Preferred stock dividend                                              (90,000)
Net loss                                                                           (1,644,300)
                               ------------     ------------     ------------    ------------     ------------

Balance --December 31, 1997       9,217,326     $     92,200     $  7,668,900    $(13,980,600)    $   (420,500)
                               ============     ============     ============    ============     ============

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         DESCRIPTION OF BUSINESS - The Company designs, manufactures and distributes air filtration units, components and systems which are used in a variety of industries which require particulate-free, ultra-clean, working environments, as well as patient isolation devices for hospital and health care applications.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Core Technologies (Pennsylvania), Inc. and its domestic, wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The furnishings segment of the Company was disposed of in August 1995 and the security systems segment of the Company was disposed of in June 1998 and accordingly are reported as discontinued operations. The Company currently operates in one business segment.

         INVENTORIES are valued at the lower of average cost or market.

         PLANT AND EQUIPMENT are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets (leasehold improvements - 5 years; machinery and equipment - 3 to 7 years).

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED and other intangibles are amortized on a straight-line basis primarily over 15 years. Assessment of the carrying amount of goodwill and other intangibles is made when changing facts and circumstances suggest that the carrying value of goodwill or other assets may be impaired using the forecasted undiscounted cash flow from the related business activity (including possible proceeds from a sale of the business). Accumulated amortization at December 31, 1997 and 1996 was $232,500 and $184,500, respectively.

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

         EARNINGS (LOSS) PER SHARE At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share, (SFAS
128), which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15), and requires companies to present basic and diluted earnings per share (EPS), instead of primary and fully diluted EPS previously required. All EPS amounts have been restated in accordance with SFAS 128. (See Note 11)

         EPS is computed on net earnings (loss) using the weighted average number of shares outstanding during each year. On a diluted basis, the weighted average number of shares outstanding is adjusted to assume the conversion of the convertible preferred stock and common stock equivalents which would arise from the exercise of stock options (unless anti-dilutive).

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

         STOCK OPTIONS - In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS
123), which gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) with pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and stock based awards to employees and has disclosed pro forma net earnings (loss) and pro forma net earnings
(loss) per share as if the fair value method had been applied.

         RECLASSIFICATION - Certain reclassifications have been made to prior year amounts to reflect consistency with 1997 classifications.

2. Discontinued Operations

         Security Systems Segment

         On June 8, 1998, the Company sold substantially all of the assets of Maris, its security and control system integration and installment business, to Security Technologies Group, Inc., a privately held New Jersey corporation
(STG). The Company will now focus on the cleanroom products and services business along with the hospital/healthcare environmental control segment of its subsidiary Airo Clean, Inc. The decision to sell Maris was based on the Company's lack of adequate capital to support Maris' operations and its continuing losses.

         The Company sold substantially all the assets of Maris to STG for approximately $2.9 million, of which approximately $2.2 million was received at closing and the remaining $.7 million will be received as certain accounts receivable are collected. Additionally, the Company anticipates recognizing a gain on the sale of approximately $400,000 in the second quarter of 1998. In addition, the purchase price included a contingent payment of up to $500,000 which is based on the performance of Maris' business for the calendar year ending December 31, 1998. The contingent payment is based upon Maris achieving a minimum gross margin of 22% and the following three conditions: (1) $200,000, if gross revenues exceed $13.5 million or a proportional amount from zero to $200,000 when revenues range between $11.5 and $13.5 million; (2) $200,000, if gross margins exceed 24% or a proportionate amount from zero to $200,000 when the gross margin is between 22% and 24%; (3) $100,000, if the bookings exceed $13.5 million or a proportional amount from zero to $100,000 when the bookings range between $12.5 and $13.5 million. The contingent payment will be calculated in January 1999, and if any, will be paid in April 1999.

         In late 1997, the Company and its board of directors adopted a formal plan to sell the assets of Maris and therefore have classified Maris as a discontinued operation. The following summarizes the Maris operations for the years-ended December 31, 1997, 1996 and 1995:


                                                           1997                1996                 1995
                                                           ----                ----                 ----
Revenues                                               $ 10,550,900        $ 10,362,900        $ 12,987,100
Cost of goods sold                                        8,314,000           9,053,200           9,982,100
                                                       ------------        ------------        ------------
    Gross profit                                          2,236,900           1,309,700           3,005,000
Expenses
    Sales and marketing                                   1,183,100           1,106,700           1,175,000
    General and administrative                            1,358,900           1,427,600           1,657,500
    Reserve for losses on discontinued operation            358,000
    Interest                                                583,300             522,800             646,500
    Tax benefit                                                                (256,000)           (359,700)
                                                       ------------        ------------        ------------
                                                          3,483,300           2,801,100           3,119,300
                                                       ------------        ------------        ------------
Loss from discontinued operation                       $ (1,246,400)       $ (1,491,400)       $   (114,300)
                                                       ============        ============        ============

         The assets and liabilities of the discontinued operation have been reclassified in the accompanying consolidated financial statements to separately identify them as net assets of discontinued operation. These net assets consist of net working capital, net plant and equipment, other assets, less related liabilities as follows for the period ended December 31, 1997 and 1996:

                                                                                      December 31,     December 31,
Assets                                                                                    1997             1996
                                                                                          ----             ----
     Accounts receivable                                                               $2,261,300       $2,879,100
     Costs and estimated earnings in excess of billings on uncompleted contracts        1,179,000          511,000
     Inventories                                                                          339,600          325,800
     Other current assets                                                                 211,700          322,700
     Net plant and equipment                                                              194,200          356,500
     Other assets                                                                          22,700           18,400
                                                                                       ----------       ----------
         Total assets                                                                   4,208,500        4,413,500
                                                                                       ----------       ----------
Liabilities
     Accounts payable                                                                   2,220,000        2,123,400
     Accrued expenses                                                                     731,500          582,900
     Billings in excess of costs and estimated earnings on uncompleted contracts          491,100          384,900
     Debt                                                                                 310,100          310,100
                                                                                       ----------       ----------
         Total liabilities                                                              3,752,700        3,401,300
                                                                                       ----------       ----------
Net assets of discontinued operation                                                   $  455,800       $1,012,200
                                                                                       ==========       ==========

Furnishings Segment

         On August 25, 1995, the Company sold the assets of its furnishings segment. The sales price was comprised of three components determined based on the net assets sold to The CenterCore Group, Inc., as follows: $2,345,700 in cash, $1,695,500 in installment payments to be paid in 1996 and a $1,962,300 Subordinate Note, for an aggregate sales price of $6,003,500. The installment payments in 1996 were reduced by $847,300 representing the amount of accounts receivable not collected 120 days after closing plus a collection fee of $50,000. The Subordinate Note bears interest at the rate of 8% per annum, commencing on August 25, 1996. The principal amount of the Subordinate Note will be amortized on a seven-year level schedule with semi-annual payments of $140,000, and with a balloon payment due August 25, 2000. Interest and principal payments commenced February 25, 1997 and continue semi-annually thereafter until maturity. The Canadian furnishings business was sold to Safeguard Scientifics, Inc. (Note 6) who subsequently sold the business to the Canadian management for $100,000 in cash and up to $100,000 in payments based on net annual sales through the year ending December 31, 2000. Proceeds of the earn-out from the Canadian sale will be remitted to the Company. A total of $18,700 has been remitted through December 31, 1997.

         During the year ended December 31, 1996 and 1995, the Company recorded $650,000 and $100,000 respectively, in gains on disposition of discontinued operations, primarily related to certain amounts received in excess of anticipated amounts at the date of disposition.

3.       Inventories
          (In thousands)                               1997             1996
                                                       ----             ----
          Raw                                          $528             $300
          materials.........................
          Work in progress..................                               3
          Finished goods....................                              18
                                                    ---------         ---------
                                                       $528             $321
                                                    =========         =========
4.       Accrued Expenses
          (In thousands)                               1997              1996
                                                       ----              ----
          Commissions.......................            $17              $45
          Salaries..........................             85              184
          Sales and use                                  35               67
          tax...............................
          Customer deposits.................             70               66
          Other.............................             81              198
                                                    ---------         ---------
                                                       $288             $560
                                                    =========         =========
5.       Commitments and Contingencies

         Maris is a named party to certain pending lawsuits relating to certain of Maris' security system installation projects. Maris also believes that it has certain claims with respect to other security systems installation projects for which it has not filed lawsuits. In connection with Maris' settlement with its surety companies in 1995, the surety companies have assumed all claims and all liabilities in respect to these law suits, and the surety companies have agreed to release Maris from its indemnity obligations to them.

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, liquidity, or consolidated financial position.

6.       Related Party Transactions

         Safeguard Scientifics, Inc. (Safeguard) owns 25% of the outstanding common stock of the Company at December 31, 1997 and all of the redeemable convertible preferred stock. In 1995, Safeguard contributed 2 million common shares to the Company and sold 2.5 million common shares to the management of the Company and provided bank guarantees of $4.5 million in the form of a letter of credit through September 30, 2000 (see note 7).

         During 1994 Safeguard purchased 15,000 shares of redeemable convertible preferred stock for $1.5 million. The preferred stock has a stated value of $100 per share and entitles holders to quarterly dividends of $1.50 per share commencing on July 1, 1994. Unpaid undeclared cumulative dividends were $315,000, $225,000 and $135,000 as of December 31, 1997, 1996 and 1995,
respectively. The Company may redeem all outstanding preferred stock any time after June 1, 1995 at the stated value plus any unpaid dividends. However, the preferred stock must be redeemed prior to June 1, 2001. The preferred stock is convertible at any time into shares of the Company common stock at one share for each dollar of stated value plus unpaid dividends. The preferred stock has voting privileges equivalent to the shares of common stock into which the preferred stock converts. The Company has authorized 1,000,000 shares of preferred stock.

7.       Debt

         Debt consists of the following:

(In thousands)                                                 1997      1996
                                                               ----      ----

Revolving secured bank facility (9.5% at December 31, 1997)   $5,983    $4,953
Safeguard note, subordinated to bank                             887       887
                                                            ---------  --------
                                                              $6,870    $5,840
                                                            =========  ========

         In March 1997, the Company terminated its credit facility with its previous lender and successfully negotiated a new credit agreement with its new lender which provides a $6.0 million credit facility due on March 14, 2000. All amounts due under the Company's previous credit facility were repaid with amounts from the new facility. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard through September 30, 2000 and substantially all of the assets of the Company. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral for the Company's credit facility. Borrowings bear interest at prime plus 1% and the Company pays a commitment fee of 1/2% on the unused portion of the credit facility. The agreement limits borrowings under the credit facility, in excess of the $4.5 million guranteed in the form of the letter of credit, to certain levels of receivables and inventory and requires the maintenance of a minimum debt service coverage ratio and limits the amounts available for capital expenditures. The agreement prohibits the payment of cash dividends.

         On December 29, 1997 the credit facility was amended to increase the availability up to an additional $395,000 through February 27, 1998 and for the period beginning February 28, 1998 through August 27, 1998, by $195,000. As of June 29, 1998, outstanding borrowings under the credit facility were $5.2 million with less than $100,000 of availability. The Company was in default of its debt service ratio loan covenant as of December 31, 1997, but received a waiver from its lender on July 20, 1998 and the financial covenants were revised to reflect the Company's continuing operations.

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

         During 1997 and 1996, the Company borrowed a maximum of $6.0 and $5.6 million, respectively, under its credit facility. The weighted average interest rate was 11.0% and 11.0% in 1997 and 1996, respectively.

         Interest paid for continuing operations in 1997, 1996 and 1995 was $89,200, $46,900 and $45,600, respectively. Interest paid for discontinued operations in 1997, 1996 and 1995 was $583,300, $522,800 and $646,500,
respectively.

8.       Operating Leases

         The Company leases its office facilities and certain equipment under operating leases ranging from two to four years. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

(In thousands)
1998                                $ 263
1999                                  162
2000                                  112
2001                                  112
                                    -----
                                    $ 649
                                    =====

         Annual rental expense in 1997, 1996 and 1995 was $280,000, $245,500 and $220,200, respectively.

9.       Major Customers

         The Company's air filtration products segment had two customers during the year ended December 31, 1997 that generated 20% of sales and one of these customers generated 9%, 10% and 18% of air filtration product sales in 1997, 1996 and 1995, respectively. Foreign customers amounted to 28%, 15% and 21% of total net sales in 1997, 1996 and 1995, respectively.

10.      Income Taxes

         The provision (benefit) for income taxes is comprised of the following (in thousands):
                                                 1997     1996      1995
                                                 ----     ----      ----
 Current                                        $ (20)   $ 331     $ 139
                                                =====    =====     =====
State tax provision included in above           $ (20)   $  75


A reconciliation of reported income tax expense to the amount of income tax expense that would result from applying federal statutory tax rates to income
(loss) from continuing operations before provision for income taxes is as follows (in thousands):

                                                          1997     1996    1995
                                                          ----     ----    ----
 Statutory federal income tax (benefit)                  $(142)    $245    $104
 State taxes net of federal tax benefit                    (20)      75
 Limitation on loss benefit due to valuation allowance     142
 Other, net                                                          11      35
                                                         ------   ------  -----
                                                         $ (20)    $331    $139
                                                         ======   ======  =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                     1997         1996
                                                     ----         ----
Deferred tax assets:
  Net operating loss carryforward                  $ 4,080      $ 2,618
  Restructuring reserves                               334          334
  Receivables allowance                                 34           48
  Inventory reserves                                    94           62
  Other reserves and tax capitalized costs             199          156
  Alternative minimum tax credit                        97           97
                                                   -------      -------
    Total gross deferred assets                    $ 4,838      $ 3,315
    Less valuation allowance                        (4,838)      (3,315)
                                                   -------      -------
    Net deferred tax assets                        $     -      $     -
                                                   =======      =======


The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

         As of December 31, 1997, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $12 million that may be offset against future taxable income. If not used, the carryforwards will expire as follows (in thousands):

      Year of                Net Operating
     Expiration            Loss carryforward
     ----------            -----------------
       2009                     $ 5,500
       2010                         500
       2011                       4,600
       2012                       1,400
                                -------
                                $12,000
                                =======

Total income taxes paid (refunded) in 1997, 1996 and 1995, were $55,000, $0 and ($1,602,700), respectively.

11.      Earnings Per Share

         The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:


-------------------------------------------------------------------------------------------
Year ended December 31                            1997             1996            1995
-------------------------------------------------------------------------------------------
Net earnings (loss)                           $ (1,644,300)    $ (451,800)     $   151,600
Basic shares                                     8,887,000      8,887,000       10,112,000
     Effect of dilutive options
     Effect of dilutive preferred stock                 -       1,725,000        1,635,000
                                              ------------     -----------      ----------
Diluted shares                                   8,887,000     10,612,000       11,747,000
                                              ------------     -----------      ----------
Net earnings (loss) per share
     Basic                                           (0.19)         (0.05)            0.02
     Diluted                                         (0.19)         (0.05)            0.01


         Currently exercisable options to purchase approximately 547,000, 338,900 and 236,800 shares of Common Stock at an average price of $0.47, $0.58 and $0.85 per share at December 31, 1997, 1996 and 1995, respectively, were anti-dilutive and are not included in the calculations of diluted EPS because the options' exercise price was greater than the average market price of the common shares for each respective period. Shares issuable upon conversion of the Company's Convertible Preferred Stock (see note 6) at December 31, 1997 were anti-dilutive and are not included in the calculations of diluted EPS.

12.      Stock-Based Compensation

         Options may be granted to Company employees and directors under various option plans. Generally, outstanding options vest over periods not exceeding four years after the date of grant, and expire seven years after date of grant. To the extent allowable, all grants are incentive stock options. All options granted under the plans to date have been at prices which have been equal to the fair market value at the time of grant. During 1997, the Company increased the number of options available for grant by 500,000 under the 1993 Plan. At December 31, 1997, the Company reserved approximately 1.9 million shares of common stock for possible future issuance under its stock option plans.

         Option activity under the Company's plan is summarized below:


                                              1997                      1996                         1995
                                    ------------------------  -------------------------    ------------------------
                                                 Weighted                   Weighted                    Weighted
                                                  Average                   Average                      Average
                                                 Exercise                   Exercise                    Exercise
                                      Shares       Price        Shares       Price           Shares       Price
                                    ------------------------  -------------------------    ------------------------
Outstanding at beginning of year      1,350,000       $0.38       930,500        $0.51         615,875       $0.91
Options granted                         231,500        0.20       569,500         0.28         705,000        0.38
Options canceled/expired               (188,000)       0.28      (150,000)        0.70        (390,375)       0.91
                                    -----------               -----------                  -----------
Outstanding at end of year            1,393,500       $0.35     1,350,000        $0.38         930,500       $0.51
                                    ===========               ===========                  ===========

Options exercisable at year-end         547,000                   338,875                      236,833
Shares available for future grant       551,000                    99,500                      566,000



         The following summarizes information about the Company's stock options outstanding at December 31, 1997:

                                        Options Outstanding                           Options Exercisable
                        ----------------------------------------------------     ------------------------------
                                          Weighted Avg.
      Range of             Number           Remaining                              Number
      Exercise           Outstanding    Contractual Life      Weighted Avg.      Exercisable    Weighted Avg.
       Prices            at 12/31/97       (in years)         Exercise Price     at 12/31/97    Exercise Price
----------------------  -------------- --------------------   --------------     -----------    ---------------
        $0.63                 104,000          0.9                $0.63               104,000         $0.63
    $0.84 - $0.94              89,000          2.3                $0.86                89,000         $0.86
        $0.38                 447,000          4.7                $0.38               223,500         $0.38
    $0.25 - $0.45             522,000          5.8                $0.26               130,500         $0.26
        $0.20                 231,500          6.7                $0.20
                        -------------                                           -------------
    $0.20 - $0.94           1,393,500          5.0                $0.35               547,000         $0.47
                        =============                                           =============

         The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                               1997               1996
                                                         -----------------  ----------------
Consolidated net earnings (loss)           As reported    $ (1,644,300)        $ (451,800)
                                           Pro forma      $ (1,717,465)        $ (511,309)

Earnings (loss) per share - Basic          As reported       $ (0.19)           $ (0.05)
                                           Pro forma         $ (0.19)           $ (0.06)

Earnings (loss) per share - Diluted        As reported       $ (0.19)           $ (0.05)
                                           Pro forma         $ (0.19)           $ (0.06)

         The per share weighted-average fair value of stock options issued by the Company during 1997 and 1996 was $0.20 and $0.26, respectively, on the date of grant.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:
                                           Assumptions
                                    --------------------------
Dividend yield                                 0%
Expected volatility                           150%
Average expected option life                 7 years
Risk-free interest rate                   5.8% to 6.9%

         Pro forma consolidated net earnings (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma consolidated net earnings (loss) amounts presented above because compensation cost is reflected over an options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

13.      Retirement Plans

         The Company has a defined contribution plan which covers all employees. The plan provides for a limited Company match of employee contributions. The Company contributed $0, $27,400 and $2,100 in 1997, 1996 and 1995, respectively.

14.      Liquidity and Capital Resources

         The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the ongoing business will be sufficient to support the borrowing under the credit facility. As of June 29, 1998, outstanding borrowings under this facility were approximately $5.2 million with less than $100,000 of availability. See note 7 for terms of credit facility.

         As a result of discontinuing the furnishings and security systems segments, the Company has emerged as a significantly downsized and restructured company. Credit financing is available for limited working capital requirements. If these sources of funds prove to be inadequate or in the case of credit financing, unavailable, then the Company will have to seek additional funds from other sources to continue operations. There can be no assurance that new sources of funds, if required, will be available. However, based on the Company's projections of operations and borrowing availability under the credit facility the Company believes it will be able to continue to operate in this restructured mode and continues to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the credit facility.

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Balance        Additions
                                               Beginning       Charged to                                 Balance
Description                                     of Year        Operations    Deductions      Other       End of Year
-----------                                     -------        ----------    ----------      -----       -----------
                                                                               (1)
Allowance for doubtful accounts
   Year ended December 31, 1997              $   15,000       $   5,500      $  (2,500)      $          $   18,000

   Year ended December 31, 1996                   9,000          14,400         (8,400)                     15,000

   Year ended December 31, 1995                  14,800                         (5,800)                      9,000


      (1)  Net write-offs.

      Does not reflect the discontinued security systems and furnishings segments.

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


                                                                                                  Sequentially
                                                                                                    Numbered
Exhibit No.        Exhibit                                                                            Page
-----------        -------                                                                            ----
3.1                Amended and Restated Certificate of Incorporation (12) (Exhibit 3.1)

3.2                By-Laws (1) (Exhibit 3.2)

4.1                Reference is made to Exhibit 3.1 for the rights and preferences of the
                   Company's Series A Redeemable Convertible Preferred Stock (1) (Exhibit
                   4.1)

4.2                Form of certificate representing the shares of Common Stock (1) (Exhibit
                   4.2)

4.3**              Amended and restated 1984 Stock Option Plan of CenterCore, Inc.(3)
                   (Exhibit 4.3)

4.4**              Stock Option Plan for Non-Employee Directors (2) (Exhibit 10.18)

4.5**              1993 Stock Option Plan (7)(Exhibit 4.1)

4.6                Certificate of Designation for Series A Preferred Stock (7)(Exhibit 4.2)

10.1               Loan and Security Agreement dated March 14, 1997 by and among Core
                   Technologies (Pennsylvania), Inc., Maris Equipment Co., Inc. and Airo
                   Clean, Inc. (Borrowers) and FINOVA Capital Corporation (Lender)(12)

10.2               $887,000 Subordinated Note from Core Technologies, Inc. to Safeguard
                   Scientifics (Delaware), Inc. dated August 25, 1995(12)

10.3               Subordination Agreement dated March 14, 1997 between Safeguard
                   Scientifics (Delaware), Inc. and FINOVA Capital Corporation, and
                   acknowledged by Core Technologies (Pennsylvania), Inc. (12)

10.4               Assignment and Assumption of Lease Agreement for 212 Phillips Road,
                   Lionville, PA dated as of February 1, 1993 between Airo Clean
                   Engineering, Inc. and Airo Clean Acquisition Corp.(3)(Exhibit 10.9)



                                                                                                  Sequentially
                                                                                                    Numbered
Exhibit No.        Exhibit                                                                            Page
-----------        -------                                                                            ----

10.5               Lease Agreement between CenterCore, Inc. and The Nichols Company dated
                   September 29, 1993 for 110 Summit Drive, Exton, PA and Landlord's Waiver
                   dated February 9, 1994(6)(Exhibit 10.10)

10.6               Lease Agreement between Maris Equipment Company and Chesco
                   Nichols Company dated July 23, 1986 for 110C Summit Drive,
                   Exton, PA and amendments thereto(6)(Exhibit 10.11)

10.7               Fourth Amendment to Lease (11)(Exhibit 10.8)

10.8**             CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive
                   Plan(3)(Exhibit 10.16)

10.9**             CenterCore, Inc. 401(k) Tax Deferred Retirement and Incentive Plan,
                   Amendment 2-93(6)(Exhibit 10.13)

10.10**            Third Amendment to the CenterCore, Inc. 401(k) Tax Deferred Retirement
                   and Incentive Plan effective as of June 1, 1994(7)(Exhibit 10.1)

10.11              Asset Purchase Agreement dated February 1, 1993 between Airo Clean
                   Acquisition Corp. and Airo Clean Engineering, Inc. and Michael H.
                   Pelosi, III, Joseph Pelosi and Michael H. Pelosi, Jr. (schedules and exhibits omitted)(3)(Exhibit 10.27)

10.12**            Employment  Agreement dated February 1, 1993 between Airo Clean, Inc.
                   and Michael H. Pelosi, III(9)(Exhibit 10.23)

10.13              Exclusive License Agreement between Michael H. Pelosi III and Airo
                   Clean, Inc. dated as of February 1, 1993(3)(Exhibit 10.28)

10.14              Asset Purchase Agreement dated September 15, 1993 among MEC Acquisition,
                   Inc., CenterCore, Inc., Maris Equipment Company and JWP Inc.(4)(Exhibit
                   2.1)

10.15              Agreement and Release dated June 19, 1995 among CenterCore,
                   Inc., Maris Equipment Company, Inc., Safeguard Scientifics,
                   Inc., EMCOR Group, Inc., JWP/MEC Corp., and Seaboard Surety
                   Company(9)(Exhibit 10.27)

10.16              Agreement dated June 16, 1995 among CenterCore, Inc., Maris Equipment
                   Company, Inc. and Insurance Company of North America(9)(Exhibit 10.28)

10.17              Agreement dated June 19, 1995 among CenterCore, Inc., Maris Equipment
                   Company, Inc. and Liberty Mutual Insurance Company(9)(Exhibit 10.29)

10.18              $1.1 Million Note to Safeguard Scientifics, Inc. dated September 22,
                   1993(5)(Exhibit 10.3)

10.19              Asset Purchase Agreement dated May 26, 1995 among


                                                                                                  Sequentially
                                                                                                    Numbered
Exhibit No.        Exhibit                                                                            Page
-----------        -------                                                                            ----
                   CenterCore, Inc.,Corel Corporate Seating, Inc. and The CenterCore
                   Group, Inc.(8)(Exhibit 2.1)

10.20              Amendment No. 1 dated as of June 30, 1995 to Asset Purchase Agreement
                   (10)(Exhibit 2.2)

10.21              Option Shares Escrow Agreement dated September 29, 1995, by and between
                   George Mitchell, Frederick Franks III, Philip Donnelly and the
                   Company(11)(Exhibit 10.46)

10.22              Promissory Note dated September 29, 1995 from George Mitchell to Safeguard in the principal amount of $83,333(11)(Exhibit
                   10.47)

10.23              Promissory Note dated September 29, 1995 from Frederick
                   Franks III to Safeguard in the principal amount of $83,333(11)(Exhibit 10.48)

10.24              Promissory Note dated September 29, 1995 from Philip Donnolly to Safeguard in the principal amount of $83,333(11)(Exhibit
                   10.49)

10.25              Asset  Purchase  and Sale  Agreement  dated  June 8, 1998 by and between
                   Maris  Equipment  Company,  Inc.,  as Seller  and  Security  Technologies
                   Group, Inc., as Buyer, effective June 1, 1998 (13) (Exhibit 2.1)

10.26              Interim Services Agreement dated June 8, 1998, by and among Maris
                   Equipment Company, Inc., Core Technologies (Pennsylvania), Inc. and
                   Security Technologies Group, Inc. (13) (Exhibit 2.2)

11                 Computation of Per Share Earnings (Loss)*

21                 List of Subsidiaries*

23                 Consent of Independent Auditors*

27                 Financial Data Schedule


----------------
*        Filed herewith
**       These exhibits relate to compensatory plans, contracts or arrangements in which directors and/or executive officers of the registrant may participate.
(1)      Filed on April 14, 1988 as an exhibit to Amendment  No. 2 to the  Registration  Statement on Form S-1 (No.
         33-18974) and incorporated herein by reference.
(2)      Filed on April 2, 1990 as an exhibit to Annual Report on Form 10-K (No.
         000-17577) and incorporated herein by reference.
(3)      Filed on March 31, 1993 as an exhibit to Annual report on Form 10-K
         (No. 000-17577) and incorporated herein by reference.
(4)      Filed on October 7, 1993 as an exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference. (5) Filed on November 15, 1993 as an exhibit to Quarterly Report on Form 10-Q (No. 000-17577) and
         incorporated herein by reference.
(6)      Filed as an  exhibit to Annual  Report on Form 10-K for the  fiscal  year  ended  December  31,  1993 (No.
         000-17577) and incorporated herein by reference.
(7)      Filed as an  exhibit to  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended June 30,  1994 (No.
         000-17577) and incorporated herein by reference.
(8)      Filed as an exhibit to  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended  September  30, 1994
         (No. 000-17577) and incorporated herein by reference.
(9)      Filed as an  exhibit to Annual  Report on Form 10-K for the  fiscal  year  ended  December  31,  1994 (No.
         000-17577) and incorporated herein by reference.
(10)     Filed  on  August  25,  1995 as an  exhibit  to Form  8-K  (No.  000-17577)  and  incorporated  herein  by reference.
(11)     Filed as an  exhibit to Annual  Report on Form 10-K for the  fiscal  year  ended  December  31,  1995 (No.
         000-17577) and incorporated herein by reference.
(12)     Filed as an  exhibit to Annual  Report on Form 10-K for the fiscal  year  ended  December  31,  1996 (No.
         000-17577) and incorporated herein by reference.
(13)     Filed on June 30, 1998 as an exhibit to Form 8-K (No. 000-17577) and incorporated herein by reference.
