Form 10-Q
period 1998-03-31
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1998-08-07
CIK 826330

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998             Commission File Number 000-17577
                  --------------                                    ---------




                    CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                22-2537194
-------------------------------------------------------------------------------
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

110 Summit Drive , Exton, PA                                     19341-2838
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

                          Yes    X         No
                               ----            ----

Number of shares outstanding as of          July 31, 1998

Common Stock                                8,887,326

                    CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                          QUARTERLY REPORT FORM 10-Q


                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------

                                                                                             Page
                                                                                             ----
Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1998 (unaudited) and December 31, 1997....................................  3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1998 and 1997 (unaudited)..............................  4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997 (unaudited)..............................  5

         Note to Consolidated Financial Statements...........................................  6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................................  7

Item 4 - Submission of Matters to a Vote of Security Holders................................. 10

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits............................................................................ 10

Signatures................................................................................... 11



                                      2

                            PART I
CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                               March 31,               December 31,
                                                                                 1998                      1997
                                                                            ------------              ------------
                                                                              (Unaudited)
Assets

Current assets
 Cash                                                                       $    150,100                   133,200
 Receivables, less allowances ($17,900 --1998; $18,000 --1997)                   638,400                   921,000
 Inventories                                                                     498,300                   527,500
 Notes receivable                                                                280,300                   280,300
 Other current assets                                                            114,800                   110,600
                                                                            ------------              ------------
 Total current assets                                                          1,681,900                 1,972,600

Net assets of discontinued operation                                             733,100                   455,800

Plant and equipment
 Leasehold improvements                                                           37,900                    37,900
 Machinery and equipment                                                          89,300                    86,000
                                                                            ------------              ------------
                                                                                 127,200                   123,900
 Less accumulated depreciation and amortization                                 (100,800)                  (94,500)
                                                                            ------------              ------------
 Net plant and equipment                                                          26,400                    29,400

Other assets
 Goodwill, net                                                                   475,800                   487,800
 Notes receivable                                                              1,094,000                 1,234,200
                                                                            ------------              ------------
 Total other assets                                                            1,569,800                 1,722,000
                                                                            ------------              ------------
                                                                            $  4,011,200                 4,179,800
                                                                            ============              ============
Liabilities and Stockholders' Deficit

Current liabilities
 Accounts payable                                                           $    837,500                   865,700
 Accrued expenses                                                                189,600                   287,800
                                                                            ------------              ------------
 Total current liabilities                                                     1,027,100                 1,153,500

Long-term debt                                                                 6,131,600                 5,983,100
Long-term debt - related party                                                   887,000                   887,000
Other liabilities                                                                981,200                   981,200

Redeemable convertible preferred stock issued to related party                 1,837,500                 1,815,000

Stockholders' deficit
 Common stock, $.01 par value; Authorized -- 20,000,000 shares;
   Issued - (9,217,326 shares--1998 and1997)                                      92,200                    92,200
 Additional paid-in capital                                                    7,646,400                 7,668,900
 Accumulated deficit                                                         (14,171,300)              (13,980,600)
 Treasury stock at cost - 330,000 shares                                        (420,500)                 (420,500)
                                                                            ------------              ------------
 Total stockholders' deficit                                                  (6,853,200)               (6,640,000)
                                                                            ------------              ------------
                                                                            $  4,011,200                 4,179,800
                                                                            ============              ============

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations

                 (Unaudited)

                                                                         Three Months ended March 31,
                                                                        1998                     1997
                                                                    -----------              -----------
Net sales                                                           $   888,500              $ 1,282,900
Cost of goods sold                                                      744,700                  990,500
                                                                    -----------              -----------

  Gross profit                                                          143,800                  292,400


Operating expenses:
  Sales and marketing                                                   169,600                  169,800
  General and administrative                                            123,100                  175,600
                                                                    -----------              -----------
Total operating expenses                                                292,700                  345,400
                                                                    -----------              -----------

Loss from continuing operations                                        (148,900)                 (53,000)

Other income (expense):
  Interest - income                                                      29,500                   38,200
  Interest - expense                                                    (71,300)                  (9,900)
                                                                    -----------              -----------

Loss from continuing operations before provision for income taxes      (190,700)                 (24,700)
Provision for (benefit of) income taxes
                                                                    -----------              -----------

Loss from continuing operations                                        (190,700)                 (24,700)

Loss from discontinuing security systems operation                                              (283,600)
                                                                    -----------              -----------

Net loss                                                            $  (190,700)             $  (308,300)
                                                                    ===========              ===========

Net loss per share: - Basic
  Continuing operations                                             $      (.02)             $      (.00)
  Discontinued operations                                                                           (.03)
                                                                    -----------              -----------
                                                                    $      (.02)             $      (.03)
                                                                    ===========              ===========

Net loss per share: - Diluted
  Continuing operations                                             $      (.02)             $      (.00)
  Discontinued operations                                                                           (.03)
                                                                    -----------              -----------
                                                                    $      (.02)             $      (.03)
                                                                    ===========              ===========
Weighted average common and common
 equivalent shares outstanding:
  Basic                                                               8,887,000                8,887,000
  Diluted                                                             8,887,000                8,887,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                 (Unaudited)

                                                                          Three Months Ended March 31,
                                                                           1998                  1997
                                                                        ---------              ---------
Operations
 Net loss                                                               $(190,700)             $(308,300)

Adjustments to reconcile net loss to cash from operations
 Loss from discontinued security systems operation                                               283,600
 Gain on disposition of discontinued furnishings operation
 Depreciation and amortization                                             18,400                 18,000

Cash provided by (used in) changes in working capital items
 Receivables                                                              282,600                367,900
 Inventories                                                               29,200                (30,700)
 Other current assets                                                      (4,200)              (190,600)
 Accounts payable                                                         (28,200)               105,200
 Accrued expenses                                                         (98,200)              (164,700)
                                                                        ---------              ---------

Cash provided by continuing operations                                      8,900                 80,400

Cash provided by (used) by discontinued operations
 Cash provided by discontinued furnishings operation                      140,200                172,900
 Cash used by discontinued security systems operation                    (277,400)              (157,800)
                                                                        ---------              ---------
Cash provided (used) by discontinued operations                          (137,200)                15,100

Financing activities
 Net borrowings (repayments) of debt                                      148,500                (39,600)
                                                                        ---------              ---------
Cash provided (used) by financing activities                              148,500                (39,600)

Investing activities
 Expenditures for plant and equipment                                      (3,300)                (3,100)
                                                                        ---------              ---------
Cash used by investing activities                                          (3,300)                (3,100)
                                                                        ---------              ---------

Increase in cash                                                           16,900                 52,800
Cash beginning of period                                                  133,200                 16,000
                                                                        ---------              ---------

Cash end of period                                                      $ 150,100              $  68,800
                                                                        =========              =========

See notes to consolidated financial statements

                    CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                  Notes to Consolidated Financial Statements
                                March 31, 1998

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring adjustments) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Certain amounts for 1997 have been reclassified to conform to the current year presentation.

3. In late 1997, the Company and its Board of Directors adopted a formal plan to sell the assets of Maris, its security and control system integration and installation business, and classify Maris as a discontinued operation. On June 8, 1998, effective June 1, 1998, substantially all of the assets of Maris were sold to Security Technologies Group, Inc., a privately held New Jersey corporation (STG). The decision to sell Maris was based on the Company's lack of adequate capital to support Maris' operations. The transaction is more fully described in note 2 to the Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K. The Company will now focus on the indoor air quality and hospital/healthcare environmental control business of its only operating subsidiary Airo Clean, Inc. Continuing operations reflect the results of the on-going business of Airo Clean only.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         The following information should be read in connection with information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The following discussion includes forward-looking statements that involve risk and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets, estimates and forecasts, which are based upon detailed assumptions regarding business and operational variables. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, including competition, client demand, and a dependence on a variety of industries which require particle-free, ultra-clean working environments. The same comments, as to reasonableness of assumptions, would apply to the demand from the hospital and healthcare market where HMO's as well as other revenue factors have had a demonstrable impact on hospital spending.

Overview
--------

         In late 1997, the Company and its Board of Directors adopted a formal plan to sell the assets of Maris, its security and control system integration and installation business, and classify Maris as a discontinued operation. On June 8, 1998, effective June 1, 1998, substantially all of the assets of Maris were sold to Security Technologies Group, Inc., a privately held New Jersey corporation (STG). The decision to sell Maris was based on the Company's lack of adequate capital to support Maris' operations. The transaction is more fully described in note 2 to the Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K. The Company will now focus on the indoor air quality and hospital/healthcare environmental control business of its only operating subsidiary Airo Clean, Inc.


         Continuing operations reflect the results of the on-going business of Airo Clean only.

Review of continuing operations
-------------------------------

         Net sales for the quarter ended March 31, 1998 were $.9 million compared to $1.3 million for the comparable period in 1997. The Company reported a net loss from continuing operations of $190,700, compared to a net loss of $24,700 in the same period in 1997. Gross margin, as a percentage of sales, was 16.2% in 1998 and 22.8% for the same period in 1997. The reduction in gross margin in 1998 is due to the reduced sales in 1998 compared to 1997, the variable cost margins for both periods were similar and the fixed costs increased slightly in 1998 from 1997.

         Sales and marketing expenses were $169,600 in 1998, compared to $169,800 in 1997. These costs, as a percentage of sales, were 19.1% in the first quarter of 1998, compared to 13.2% in the same period in 1997. The percentage change from quarter to quarter is directly proportional to the decrease in sales. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard, and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the micro electronic and specialty manufacturing. They also provide needed particle control in the health care and hospital industry.

         General and administrative expenses were $123,100 in 1998, compared to $175,600 in 1997. These costs, as a percentage of sales, were 13.9% in the first quarter of 1998, compared to 13.7% in 1997. The absolute dollar decrease of $52,500 in 1998 reflects staff reductions and salary freezes. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         Interest expense in the first quarter of 1998 was $71,300, compared to $9,900 in 1997. The increase in 1998 reflects the higher average debt level due to operating losses incurred in 1997 and 1998. In 1998 continuing operations will incur all interest expense from the date of sale of the security systems segment in June 1998. Interest expense for the continuing operations is projected to be approximately $440,000 for the year ended December 31, 1998.

Review of discontinued operations

         In 1997 the Company and its Board of Directors adopted a formal plan to sell the assets of Maris and therefore Maris is classified as a discontinued operation. The following summarizes the Maris operations for the first quarter ended March 31, 1998 and 1997:


                                                        1998           1997
                                                        ----           ----
 Revenues                                         $  2,742,800   $  2,120,100
 Cost of goods sold                                  2,179,000      1,650,200
                                                  ------------    -----------
     Gross profit                                      563,800        469,900
 Expenses
     Sales and marketing                               286,500        288,500
     General and administrative                        327,800        336,200
     Interest                                          151,800        128,800
                                                  ------------    -----------
                                                       766,100        753,500
                                                  ------------    -----------
 Loss from discontinued operation                 $   (202,300)  $   (283,600)
                                                  ============    ===========

         The Company reported a loss from discontinued operations from its security systems segment for the quarter ended March 31, 1997 of $283,600 and the loss of $202,300 for the first quarter of 1998 was fully reserved at December 31, 1997.

Liquidity and Capital Resources
-------------------------------

The Company has a $6.0 million credit facility due on March 14, 2000. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard through September 30, 2000 and substantially all of the assets of the Company. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral for the Company's credit facility. Borrowings bear interest at prime plus 1%. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the on going business will be sufficient to satisfy or support the debt. As of August 5, 1998, outstanding borrowings under the credit facility were $5.2 million with less than $100,000 of availability. On December 29, 1997 the credit facility was amended to increase the availability up to an additional $395,000 through February 27, 1998 and for the period beginning February 28, 1998 through August 27, 1998, by $195,000. The Company was in default of its debt service ratio loan covenant as of December 31, 1997, but received a waiver from its lender on July 20, 1998 and the financial covenants were revised to reflect the Company's continuing operations.

         In connection with the 1995 sale of its furniture business, the Company received a $2.0 million Subordinate Note which bears interest at a rate of 8% per annum. The principal amount of the Subordinate Note is being amortized on a seven-year level schedule with semi-annual principal and interest payments and a balloon payment due on August 25, 2000. Interest and principal payments received on the Subordinate Note were $208,600 in March 1998 and the Company is due the second semi-annual payment in August 1998 of approximately $195,000.

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

Item 6.    Exhibits

               (a) Exhibits

                     Number                      Description

                       27      Financial Data Schedule (electronic filing only)

               (b) No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1998.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                     (Registrant)


Date:   August 7, 1998                   /S/ George E. Mitchell
                                         --------------------------------------
                                         George E. Mitchell,
                                         President and Chief Executive Officer

Date:   August 7, 1998                   /S/ Frederick B. Franks, III
                                         --------------------------------------
                                         Frederick B. Franks, III
                                         Vice President Finance and Treasurer
                                         (Principal Financial and
                                         Principal Accounting Officer)