Form 10-Q
period 1998-06-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1998-08-07
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998             Commission File Number 000-17577
                  -------------                                    ---------




                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              22-2537194
--------------------------------------------------------------------------------
(state or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

110 Summit Drive , Exton, PA                                   19341-2838
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

                           Yes  __X__          No _____

Number of shares outstanding as of          July 31, 1998

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         June 30, 1998 (unaudited) and December 31, 1997................     3

         Consolidated Statements of Operations -
         Three and six Months Ended June 30, 1998 and 1997 (unaudited)..     4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997 (unaudited)............     5

         Note to Consolidated Financial Statements......................     6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations................     7

Item 4 - Submission of Matters to a Vote of Security Holders............    10

PART II - OTHER INFORMATION

Item 6 -
Exhibits.................................................................    10

Signatures...............................................................    11

                                     PART I
                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                  June 30,                December 31,
                                                                                    1998                      1997
                                                                                -------------            -------------
Assets                                                                          (Unaudited)
Current assets
  Cash                                                                        $      101,000             $    133,200
  Receivables, less allowances ($7,900 --1998; $18,000 --1997)                       770,900                  921,000
  Inventories                                                                        475,500                  527,500
  Notes receivable                                                                   280,300                  280,300
  Other current assets                                                                86,500                  110,600
                                                                                ------------             -------------
  Total current assets                                                             1,714,200                1,972,600

Net assets of discontinued operation                                                   5,000                  455,800

Plant and equipment
  Leasehold improvements                                                              37,900                   37,900
  Machinery and equipment                                                            100,200                   86,000
                                                                                ------------             -------------
                                                                                     138,100                  123,900
  Less accumulated depreciation and amortization                                    (107,300)                (94,500)
                                                                                ------------             -------------
  Net plant and equipment                                                             30,800                   29,400

Other assets
  Goodwill, net                                                                      463,800                  487,800
  Notes receivable                                                                 1,094,000                1,234,200
                                                                                ------------             -------------
  Total other assets                                                               1,557,800                1,722,000
                                                                                ------------             -------------
                                                                              $    3,307,800             $  4,179,800
                                                                                ============             =============

Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                            $      737,600             $    865,700
  Accrued expenses                                                                   154,900                  287,800
                                                                                ------------             -------------
  Total current liabilities                                                          892,500                1,153,500

Long-term debt                                                                     5,242,600                5,983,100
Long-term debt - related party                                                       887,000                  887,000
Other liabilities                                                                    981,200                  981,200

Redeemable convertible preferred stock issued to related party                     1,860,000                1,815,000

Stockholders'  deficit
  Common stock, $.01 par value; Authorized -- 20,000,000 shares;
     Issued - (9,217,326 shares--1998 and1997)                                        92,200                   92,200
  Additional paid-in capital                                                       7,623,900                7,668,900
  Accumulated deficit                                                            (13,851,100)            (13,980,600)
  Treasury stock at cost - 330,000 shares                                           (420,500)               (420,500)
                                                                                ------------             -------------
  Total stockholders' deficit                                                     (6,555,500)             (6,640,000)
                                                                                ------------             -------------
                                                                              $    3,307,800             $  4,179,800
                                                                                ============             =============
See notes to consolidated financial statements



CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Operations
                                     (Unaudited)

                                                                         Three Months Ended              Six Months Ended
                                                                                June 30,                      June 30,
                                                                         1998            1997           1998            1997
                                                                     -----------    -------------   ------------    --------------


Net sales                                                           $  1,127,400    $  1,084,500    $  2,015,900    $  2,367,400
Cost of goods sold                                                       929,300         830,500       1,674,000       1,821,000
                                                                    ------------    ------------    ------------    ------------

    Gross profit                                                         198,100         254,000         341,900         546,400

Operating expenses:
    Sales and marketing                                                  154,200         170,800         323,800         340,600
    General and administrative                                           142,100         218,200         265,200         393,800
                                                                    ------------    ------------    ------------    ------------
Total operating expenses                                                 296,300         389,000         589,000         734,400
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                                          (98,200)       (135,000)       (247,100)       (188,000)

Other income (expense):
  Interest - income                                                       30,900          38,100          60,400          76,300
  Interest - expense                                                     (76,700)        (21,300)       (148,000)        (31,200)
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations before provision for income taxes       (144,000)       (118,200)       (334,700)       (142,900)
Provision for (benefit of ) income taxes                                      --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                                         (144,000)       (118,200)       (334,700)       (142,900)


Loss from discontinued security systems operation                                       (150,200)                       (433,800)
Gain on disposition of discontinued security systems operation           464,200                         464,200
                                                                    ------------    ------------    ------------    ------------

Net earnings (loss)                                                 $    320,200    $   (268,400)   $    129,500    $   (576,700)
                                                                    ============    ============    ============    ============

Net earnings (loss) per share: - Basic
  Continuing operations                                             $       (.01)   $       (.01)   $       (.04)   $       (.01)
  Discontinued operations                                                           $       (.02)                   $       (.05)
  Gain on disposition of discontinued security systems operation    $        .05                    $        .05
                                                                    ------------    ------------    ------------    ------------
                                                                    $        .04    $       (.03)   $        .01    $       (.06)
                                                                    ============    ============    ============    ============

Net earnings (loss) per share: - Diluted
  Continuing operations                                             $       (.01)   $       (.01)   $       (.04)   $       (.01)
  Discontinued operations                                                           $       (.02)                   $       (.05)
  Gain on disposition of discontinued security systems operation    $        .04                    $        .05
                                                                    ------------    ------------    ------------    ------------
                                                                    $        .03    $       (.03)   $        .01    $       (.06)
                                                                    ============    ============    ============    ============

Weighted average common and common equivalent shares outstanding:
    Basic                                                              8,887,000       8,887,000       8,887,000       8,887,000
    Diluted                                                           10,735,750       8,887,000      10,724,500       8,887,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
                    (Unaudited)

                                                                          Six Months Ended June 30,
                                                                            1998            1997
                                                                        -----------     -----------
Operations
  Net earnings (loss)                                                  $   129,500      $  (576,700)

  Adjustments to reconcile net loss to cash from operations
    Loss from discontinued security systems operation                                       433,800
    Gain on disposition of discontinued security systems operation        (464,200)
    Depreciation and amortization                                           36,800           36,400

  Cash provided by (used in) changes in working capital items
    Receivables                                                            150,100          524,500
    Inventories                                                             52,000         (280,900)
    Other current assets                                                    24,100         (347,700)
    Accounts payable                                                      (128,100)         159,500
    Accrued expenses                                                      (132,900)        (258,800)
                                                                       -----------      -----------

Cash provided by continuing operations                                    (332,700)        (309,900)

Cash provided (used) by discontinued operations
    Cash provided by discontinued furnishings operation                    140,200          376,600
    Cash used by discontinued security systems operation                (1,118,000)         (13,100)
                                                                       -----------      -----------
Cash provided (used) by discontinued operations                           (977,800)         363,500

Financing activities
  Net borrowings (repayments) of debt                                     (740,500)          60,100
                                                                       -----------      -----------
Cash provided (used) by financing activities                              (740,500)          60,100

Investing activities
  Expenditures for plant and equipment                                     (14,100)          (3,100)
  Proceeds from sale of discontinued security systems operation          2,032,900
                                                                       -----------      -----------
Cash provided (used) by investing activities                             2,018,800           (3,100)
                                                                       -----------      -----------

Increase (decrease) in cash                                                (32,200)         110,600
Cash beginning of period                                                   133,200           16,000
                                                                       -----------      -----------

Cash end of period                                                     $   101,000      $   126,600
                                                                       ===========      ===========

See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA) , INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

Review of continuing operations

         Net sales for the quarter ended June 30, 1998 were $1.1 million compared to $1.1 million for the comparable period in 1997. The Company reported a net loss from continuing operations of $144,000, compared to a net loss of $118,200 in the same period in 1997. Gross margin, as a percentage of sales, was 17.6% in 1998 and 23.4% for the same period in 1997. The reduction in gross margin in 1998 reflects the increased pricing pressures in the filter-fan business throughout the worldwide market and an increase in fixed manufacturing costs.

         For six months ended June 30, 1998, net sales were $2.0 million compared to $2.4 million for the comparable period in 1997. The Company reported a net loss from continuing operations of $334,700, compared to a net loss of $142,900 in the same period of 1997. Gross margin, as a percentage of sales, was 17.0% in 1998 and 23.1% for the same period in 1997. The significant change in net earnings from continuing operations can be attributed to a decrease in Airo Clean sales and the decrease in gross margin described above which was partially offset by a decrease in operating expenses.

         Sales and marketing expenses were $154,200 in the second quarter of 1998, compared to $170,800 in 1997. These costs, as a percentage of sales, were 13.7% in the second quarter of 1998, compared to 15.7% in the same period in 1997. For the six-month period ending June 30, 1998, sales and marketing expenses were $323,800, compared to $340,600 in the same period of 1997. The decrease in these expenses can be attributed to reduced sales commissions, primarily due to a change in the sale mix. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard, and laminar air flow products. These are air scrubbing devices for controlling airborne contaminants and are targeted for the micro electronic and specialty manufacturing markets. They also provide needed particle control in the health care and hospital industry.

         General and administrative expenses decreased in the second quarter of 1998 by $76,100 compared to 1997, reflects staff reductions and salary freezes. These costs, as a percentage of sales, were 12.6% in the second quarter of 1998, compared to 20.1% in 1997. For the six-month period ending June 30, 1998, general and administrative expenses decreased by $128,600 when compared to the same period in 1997. For the six month period ending June 30, 1998, these costs, as a percentage of sales, were 13.2%, compared to 16.6% in the same period of 1997. The decrease in these expenses in 1998 reflects staff reductions and salary freezes. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         Interest expense in the second quarter of 1998 was $76,700, compared to $21,300 in 1997. For the six-month period ending June 30, 1998, interest expense was $148,000 compared to $31,200 in 1997. The increase in 1998 reflects the higher average debt level due to operating losses incurred in 1997 and 1998, and starting in June of 1998, continuing operations began to incur all interest expense due to the sale of the security systems segment. Interest expense for the continuing operations is projected to be approximately $440,000 for the year ended December 31, 1998.

Review of discontinued operations

         In 1997 the Company and its Board of Directors adopted a formal plan to sell the assets of Maris and therefore Maris is classified as a discontinued operation. The following summarizes the Maris operations for the three-month and the six-month periods ending June 30, 1998 and 1997:



                                        Three Months Ended June 30,          Six Months Ended June 30,
                                      -----------------------------       ------------------------------
                                          1998               1997              1998             1997
Revenues                              $ 2,307,400       $ 2,926,600       $ 5,050,200       $ 5,046,700
Cost of goods sold                      1,757,200         2,280,100         3,936,200         3,930,300
                                      -----------       -----------       -----------       -----------
    Gross profit                          550,200           646,500         1,114,000         1,116,400
Expenses
    Sales and marketing                   248,300           300,400           534,800           588,900
    General and administrative            221,500           338,900           549,300           675,100
    Interest                              102,200           157,400           254,000           286,200
                                      -----------       -----------       -----------       -----------
                                          572,000           796,700         1,338,100         1,550,200
                                      ===========       ===========       ===========       ===========
Loss from discontinued operation      $   (21,800)      $  (150,200)      $  (224,100)      $  (433,800)
                                      ===========       ===========       ===========       ===========


         The Company reported a loss from discontinued operations from its security systems segment for the quarter ended June 30, 1997 of $150,200 and a loss of $433,800 for the six month period ending June 30, 1997. The loss of $21,800 for the second quarter of 1998 and the loss of $224,100 for the six-month period ending June 30, 1998 were fully reserved at December 31, 1997. The Company reported a gain of $464,200 on the disposition of the discontinued security systems operation in the second quarter ended June 30, 1998.

Liquidity and Capital Resources

The Company has a $6.0 million credit facility due on March 14, 2000. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from. Safeguard through September 30, 2000 and substantially all of the assets of the Company. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral for the Company's credit facility. Borrowings bear interest at prime plus 1%. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the on going business will be sufficient to satisfy or support the debt. As of July 31, 1998, outstanding borrowings under the credit facility were $5.4 million with less than $100,000 of availability. On December 29, 1997 the credit facility was amended to increase the availability up to an additional $395,000 through February 27, 1998 and for the period beginning February 28, 1998 through August 27, 1998, by $195,000. The Company was in default of its debt service ratio loan covenant as of December 31, 1997, but received a waiver from its lender on July 20, 1998 and the financial covenants were revised to reflect the Company's continuing operations.

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

         In June 1998, the Company sold substantially all the assets of Maris to STG for approximately $2.9 million, of which approximately $2.2 million was received at closing and the remaining $.7 million will be received as certain accounts receivable are collected. In addition, the purchase price included a contingent payment of up to $500,000 which is based on the performance of Maris' business for the calendar year ending December 31, 1998. The contingent payment is based upon Maris achieving a minimum gross margin of 22% and the following three conditions: (1) $200,000, if gross revenues exceed $13.5 million or a proportional amount from zero to $200,000 when revenues range between $11.5 and $13.5 million; (2) $200,000, if gross margins exceed 24% or a proportionate amount from zero to $200,000 when the gross margin is between 22% and 24%; (3) $100,000, if the bookings exceed $13.5 million or a proportional amount from zero to $100,000 when the bookings range between $12.5 and $13.5 million. The contingent payment will be calculated in January 1999, and if any, will be paid in April 1999.


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

Item 6.    Exhibits

          (a)  Exhibits

                Number                     Description

                 27         Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K

               One Form 8-K dated June 8, 1998 was filed on June 30, 1998 to report, pursuant to Item 2, the sale of the assets of Maris Equipment Company, Inc. to Security Technologies Group, Inc., effective June 1, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                                      (Registrant)


Date:   August 7, 1998            /S/ George E. Mitchell
                                  ----------------------------------------------
                                      George E. Mitchell,
                                      President and Chief Executive Officer

Date:   August 7, 1998            /S/ Frederick B. Franks, III
                                  ----------------------------------------------
                                      Frederick B. Franks, III
                                      Vice President Finance and Treasurer
                                      (Principal Financial and
                                      Principal Accounting Officer)