Form 10-Q
period 1998-09-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 1998-11-13
CIK 826330

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998            Commission File Number 000-17577
                  ------------------                                   ---------


                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              22-2537194
--------------------------------------------------------------------------------
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

110 Summit Drive , Exton, PA                                   19341-2838
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (610) 524-7000
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

Number of shares outstanding as of          October 31, 1998

Common Stock                                8,887,326

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------
                                                                            Page
                                                                            ----
Item 1 - Financial Statements:

         Consolidated Balance Sheets -
         September 30, 1998 (unaudited) and December 31, 1997...............  3

         Consolidated Statements of Operations -
         Three and nine Months Ended September 30, 1998 and 1997 (unaudited)  4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997 (unaudited)..........  5

         Note to Consolidated Financial Statements..........................  6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  7

Item 4 - Submission of Matters to a Vote of Security Holders................ 11

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits.........................................................   11
Signatures................................................................   12

                                     PART I

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                    September 30,      December 31,
                                                                                          1998               1997
                                                                                   ---------------    ---------------
                                                                                      (Unaudited)
Assets

Current assets
   Cash                                                                             $    70,600        $   133,200
   Receivables, less allowances ($7,000 --1998; $18,000 --1997)                         754,200            921,000
   Inventories                                                                          556,200            527,500
   Notes receivable                                                                     420,500            280,300
   Other current assets                                                                 213,200            110,600
                                                                                    -----------        -----------
   Total current assets                                                               2,014,700          1,972,600

Net assets of discontinued operation                                                     15,200            455,800

Plant and equipment
   Leasehold improvements                                                                37,900             37,900
   Machinery and equipment                                                              130,500             86,000
                                                                                    -----------        -----------
                                                                                        168,400            123,900
   Less accumulated depreciation and amortization                                      (118,600)           (94,500)
                                                                                    -----------        -----------
   Net plant and equipment                                                               49,800             29,400

Other assets
   Goodwill, net                                                                        451,800            487,800
   Notes receivable                                                                     953,900          1,234,200
                                                                                    -----------        -----------
   Total other assets                                                                 1,405,700          1,722,000
                                                                                    -----------        -----------
                                                                                    $ 3,485,400        $ 4,179,800
                                                                                    ===========        ===========
Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                                 $ 1,093,600        $   865,700
   Accrued expenses                                                                     115,100            287,800
                                                                                    -----------        -----------
   Total current liabilities                                                          1,208,700          1,153,500

Long-term debt                                                                        5,327,400          5,983,100
Long-term debt - related party                                                          887,000            887,000
Other liabilities                                                                       981,200            981,200

Redeemable convertible preferred stock issued to related party                        1,882,500          1,815,000

Stockholders'  deficit
   Common stock, $.01 par value; Authorized -- 20,000,000 shares;
     Issued - (9,217,326 shares--1998 and1997)                                           92,200             92,200
   Additional paid-in capital                                                         7,601,400          7,668,900
   Accumulated deficit                                                              (14,074,500)       (13,980,600)
   Treasury stock at cost - 330,000 shares                                             (420,500)          (420,500)
                                                                                    -----------        -----------
   Total stockholders' deficit                                                       (6,801,400)        (6,640,000)
                                                                                    -----------        -----------
                                                                                    $ 3,485,400        $ 4,179,800
                                                                                    ===========        ===========

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Operations
                                      (Unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                         1998          1997               1998          1997
                                                                      ---------     ---------           --------     ---------
Net sales                                                           $  828,600     $1,288,600          $2,844,500   $3,656,000
Cost of goods sold                                                     662,900        919,100           2,291,900    2,740,100
                                                                    ----------     ----------          ----------   ----------

    Gross profit                                                       165,700        369,500             552,600      915,900

Operating expenses:
    Sales and marketing                                                160,600        203,900             484,400      544,500
    General and administrative                                         111,800        206,900             422,000      600,700
                                                                    ----------     ----------          ----------   ----------
Total operating expenses                                               272,400        410,800             906,400    1,145,200
                                                                    ----------     ----------          ----------   ----------

Loss from continuing operations                                       (106,700)       (41,300)           (353,800)    (229,300)

Other income (expense):
   Interest - income                                                    30,800         38,200              91,200      114,500
   Interest - expense                                                 (147,500)       (31,000)           (295,500)     (62,200)
                                                                    ----------     ----------          ----------   ----------

Loss from continuing operations before provision for income taxes     (223,400)       (34,100)           (558,100)    (177,000)
Provision for (benefit of ) income taxes
                                                                    ----------     ----------          ----------   ----------

Loss from continuing operations                                       (223,400)       (34,100)           (558,100)    (177,000)
                                                                                           --

Loss from discontinued security systems operation                                     (22,400)                        (456,200)
Gain on disposition of discontinued security systems operation                                            464,200
                                                                    ----------     ----------          ----------   ----------

Net loss                                                            $ (223,400)    $  (56,500)            (93,900)  $ (633,200)
                                                                    ==========     ==========          ==========   ==========

Net earnings (loss) per share: - Basic
   Continuing operations                                                $ (.02)        $ (.01)             $ (.06)      $ (.02)
   Discontinued operations                                                               (.00)                          $ (.05)
   Gain on disposition of discontinued security systems operation                                            $.05
                                                                    ----------     ----------          ----------   ----------
                                                                        $ (.02)        $ (.01)             $ (.01)      $ (.07)
                                                                    ==========     ==========          ==========   ==========


Net earnings (loss) per share: - Diluted
   Continuing operations                                                $ (.02)        $ (.01)             $ (.06)      $ (.02)
   Discontinued operations                                                             $ (.00)                            (.05)
   Gain on disposition of discontinued security systems operation                                            $.05
                                                                    ----------     ----------          ----------   ----------
                                                                        $ (.02)        $ (.01)             $ (.01)      $ (.07)
                                                                    ==========     ==========          ==========   ==========

Weighted average common and common equivalent shares outstanding:
    Basic                                                            8,887,000      8,887,000           8,887,000    8,887,000
    Diluted                                                          8,887,000      8,887,000           8,887,000    8,887,000

See notes to consolidated financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
         (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                            1998              1997
                                                                        -------------    ---------------
Operations
   Net loss                                                             $  (93,900)        $ (633,200)

   Adjustments to reconcile net loss to cash from operations
    Loss from discontinued security systems operation                                         456,200
    Gain on disposition of discontinued security systems operation        (464,200)
    Depreciation and amortization                                           60,100             54,800

   Cash provided by (used in) changes in working capital items
    Receivables                                                            166,800            755,300
    Inventories                                                            (28,700)          (315,300)
    Other current assets                                                  (102,600)          (303,000)
    Accounts payable                                                       227,900             86,000
    Accrued expenses                                                      (172,700)          (264,400)
                                                                        ----------         ----------

Cash used by continuing operations                                        (407,300)          (163,600)

Cash provided (used) by discontinued operations
    Cash provided by discontinued furnishings operation                    140,200            542,500
    Cash used by discontinued security systems operation                (1,301,900)          (696,900)
                                                                        ----------         ----------
Cash used by discontinued operations                                    (1,161,700)          (154,400)

Financing activities
   Net borrowings (repayments) of debt                                    (655,700)           363,500
                                                                        ----------         ----------
Cash provided (used) by financing activities                              (655,700)           363,500

Investing activities
   Expenditures for plant and equipment                                    (14,500)            (9,200)
   Proceeds from sale of discontinued security systems operation         2,176,600
                                                                        ----------         ----------
Cash provided (used) by investing activities                             2,162,100             (9,200)
                                                                        ----------         ----------

Increase (decrease) in cash                                                (62,600)            36,300
Cash beginning of period                                                   133,200             16,000
                                                                        ----------         ----------

Cash end of period                                                      $   70,600         $   52,300
                                                                        ==========         ==========

See notes to consolidated financial statements

                     CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

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

Review of continuing operations

         Net sales for the quarter ended September 30, 1998 were $.8 million compared to $1.3 million for the comparable period in 1997. The Company reported a net loss from continuing operations of $223,400, compared to a net loss of $34,100 in the same period in 1997. Gross profit, as a percentage of sales, was 20.0% in 1998 and 28.7% for the same period in 1997. The reduction in profit margin in 1998 reflects the increased pricing pressures partially fueled by the decrease in market demand in the filter-fan business throughout the worldwide market.

         For nine months ended September 30, 1998, net sales were $2.8 million compared to $3.7 million for the comparable period in 1997. The Company reported a net loss from continuing operations of $558,100, compared to a net loss of $177,000 in the same period of 1997. Gross profit, as a percentage of sales, was 19.4% in 1998 and 25.1% for the same period in 1997. The significant change in net earnings from continuing operations can be attributed to a decrease in Airo Clean sales and the decrease in gross margin described above which was partially offset by a decrease in operating expenses.

         Sales were lower then comparable periods in the previous year due to the worldwide slowdown in the semi-conductor industry. This sector consumes the largest quantity of high efficiency filters by a large margin and a market recovery in this area is expected in mid 1999. To compensate for the deteriorating market, the Company has introduced a line of more economically priced fan filter units along with some new products with enhanced energy features.

         Sales and marketing expenses were $160,600 in the third quarter of 1998, compared to $203,900 in 1997. These costs, as a percentage of sales, were 19.4% in the third quarter of 1998, compared to 15.8% in the same period in 1997. For the nine-month period ending September 30, 1998, sales and marketing expenses were $484,400, compared to $544,500 in the same period of 1997. The absolute decrease in these expenses can be attributed to reduced sales commissions, primarily due to a change in the sale mix. These expenses increased as a percentage of sales due to lower sales. The sales effort at Airo Clean continues to focus on promoting the BioShield, Ultraguard, and laminar air flow products. These are air-scrubbing devices for controlling airborne contaminants and are targeted for the micro-electronic and specialty manufacturing markets. They also provide needed particle control in the health care and hospital industry.

         General and administrative expenses decreased in the third quarter of 1998 by $95,100 compared to 1997, reflecting staff reductions and salary freezes. These costs, as a percentage of sales, were 13.5% in the third quarter of 1998, compared to 16.1% in 1997. For the nine-month period ending September 30, 1998, general and administrative expenses decreased by $178,700 when compared to the same period in 1997. For the nine month period ending September 30, 1998, these costs, as a percentage of sales, were 14.8%, compared to 16.4% in the same period of 1997. The decrease in these expenses in 1998 reflects staff reductions and salary freezes. The Company continues to closely monitor and control costs and believes that additional sales can be achieved without a proportional increase in business infrastructure.

         Interest expense in the third quarter of 1998 was $147,500, compared to $31,000 in 1997. For the nine-month period ending September 30, 1998, interest expense was $295,500 compared to $62,200 in 1997. The increase in 1998 reflects the higher average debt level due to operating losses incurred in 1997 and 1998, and starting in June of 1998, continuing operations began to be attributed all interest expense due to the sale of the security systems segment. Interest expense for the continuing operations is projected to be approximately $440,000 for the year ended December 31, 1998.

Review of discontinued operations

         In 1997 the Company and its Board of Directors adopted a formal plan to sell the assets of Maris and therefore Maris is classified as a discontinued operation.

         The Company reported a loss from discontinued operations from its security systems segment for the quarter ended September 30, 1997 of $22,400 and a loss of $456,200 for the nine-month period ending September 30, 1997. The loss of $224,100 for the 1998 five-month period prior to the June 1998 sale was fully reserved at December 31, 1997. The Company reported a gain of $464,200 on the disposition of the discontinued security systems operation in the second quarter ended June 30, 1998.

Liquidity and Capital Resources

         The Company has a $6.0 million credit facility due on March 14, 2000. This credit facility is secured by guarantees of $4.5 million in the form of a letter of credit from Safeguard Scientifics, Inc. through September 30, 2000 and substantially all of the assets of the Company. Safeguard is not contractually obligated to satisfy any of the Company's obligations with the exception of the $4.5 million letter of credit used as collateral for the Company's credit facility. Borrowings bear interest at prime plus 1%. The Company believes that the combination of Safeguard's letter of credit and the working capital assets of the on going business will be sufficient to satisfy or support the debt. As of October 31, 1998, outstanding borrowings under the credit facility were $5.2 million with less than $100,000 of availability. On December 29, 1997 the credit facility was amended to increase the availability up to an additional $195,000 through November 30, 1998.

         In connection with the 1995 sale of its furniture business, the Company received a $2.0 million Subordinate Note which bears interest at a rate of 8% per annum. The principal amount of the Subordinate Note is being amortized on a seven-year level schedule with semi-annual principal and interest payments and a balloon payment due on August 25, 2000. The Company received an interest and principal payment on the Subordinate Note of $208,600 in March 1998. The Company was due the second semi-annual payment in August 1998 of approximately $195,000, which has been deferred into three equal monthly payments starting in November 1998.

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

         As a result of discontinuing the furnishings and security systems segments, the Company has emerged as a significantly downsized and restructured company. Credit financing is available for limited working capital requirements. If these sources of funds prove to be inadequate or in the case of credit financing, unavailable, then the Company will have to seek additional funds from other sources to continue operations. There can be no assurance that new sources of funds, if required, will be available. The Company continues to operate in a restructured mode and continues to focus on management of working capital and controlling expenses to minimize the need to utilize availability under the credit facility.

Year 2000

The Company's State of Readiness

         The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that the Company's critical information systems are Year 2000 compliant due to the fact that the Company's network hardware and operating systems are "off-the-shelf" products from third parties with Year 2000 compliant versions.

         The Company has determined that there should be no Year 2000 issues for the products it has already sold as the Company's products contain no date sensitive software.

         As part of the Company's Year 2000 compliance review, the Company has also contacted its primary vendors and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their Year 2000 compliance issues. The Company will continue to contact its significant vendors and customers as part of its Year 2000 compliance review. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company would not have a material adverse effect on the Company and its operations.

The Cost to Address the Company's Year 2000 Issues

         The Company estimates that the cost of its Year 2000 compliance issues will be less than $10,000 and is not expected to be material to the Company's financial position, cash flow or results of operations.

The Risks Associated with the Company's Year 2000 Issues

         The Company believes that the risks associated with Year 2000 issues primarily relates to the failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 issues. Failure by third parties to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from its significant vendors and customers, the overall risks associated with the Year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

The Company's Contingency Plan

         The Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's intention to devote whatever resources are necessary to assure Year 2000 compliance issues are resolved. However, the Company will develop and implement a contingency plan by the end of March 1999 in the event the Company's Year 2000 compliance initiatives, particularly those that relate to third parties, fall behind schedule.

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

Item 6.   Exhibits

              (a) Exhibits

                     Number                     Description

                       27       Financial Data Schedule (electronic filing only)

              (b) No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORE TECHNOLOGIES (PENNSYLVANIA), INC.
                                               (Registrant)


                                  /S/ George E. Mitchell
Date: November 13, 1998           ----------------------------------------------
                                  George E. Mitchell,
                                  President and Chief Executive Officer


                                  /S/ Frederick B. Franks, III
Date: November 13, 1998           ----------------------------------------------
                                  Frederick B. Franks, III
                                  Vice President Finance and Treasurer
                                  (Principal Financial and
                                  Principal Accounting Officer)