Form 10-Q
period 2008-09-30
CORE TECHNOLOGIES PENNSYLVANIA INC
filed 2008-11-19
CIK 826330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008

Commission File No.  000-17577

 CORE TECHNOLOGIES (PENNSYLVANIA), INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	22-2537194
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Jericho Quadrangle, Suite 335, Jericho, New York 11753
Address of principal executive offices

Registrant’s telephone number, including area code:	516-939-9400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   NO   ■

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer □
Non-Accelerated Filer □	Smaller Reporting Company ■

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES ■   NO □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 19, 2008, the Company had 41,725,028 shares of $0.01 par value common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

CORE TECHNOLOGIES (PENNSYLVANIA), INC.

BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$

Total current liabilities	-

Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized;		1,5
41,725,028 shares issued and outstanding	417,250	417,250
Additional paid in capital	7,488,900	7,488,900
Accumulated deficit	(7,906,150)	(7,906,150)

Total stockholders’ equity (deficit)	-

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.

STATEMENTS OF EXPENSES
(unaudited)

Nine months Ended
September 30,
	2008	2007

Operating expenses
General & administrative costs	$	$

Net loss	$	$

Basic and diluted net loss per common share	$	$

Weighted Average Number Of Common Shares Outstanding

See accompanying notes to financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$	$
Changes in operating liabilities:
Accounts payable
Net cash used in operating activities

CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution
Net cash provided by financing activities

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

See accompanying notes to financial statements

CORE TECHNOLOGIES (PENNSYLVANIA), INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CORE TECHNOLOGIES (PENNSYLVANIA), INC., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Core Technologies’ Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Core Technologies has no assets and operations as of September 30, 2008.  These conditions raise substantial doubt as to Core Technologies’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Core Technologies is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – RELATED PARTY TRANSACTION

As Core Technologies is operating as a holding company, they are not generating revenues.  Expenses incurred by Core Technologies are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of CORE TECHNOLOGIES (PENNSYLVANIA), INC. (the “Company”) for the nine months ended September 30, 2008 and the financial condition of the Company at September 30, 2008. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2007 included in Company’s Annual Statement on Form 10K filed on November 19, 2008.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligations to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Description of Business.

CORE TECHNOLOGIES (PENNSYLVANIA), INC. ("We", "Us" or the "Company") ") is a Delaware corporation and was incorporated in 1984 as Center Core, Inc.  In June 1988, the Company changed its name to Centercore, Inc.  In August 1995, the Company again changed its name to Core Technologies (Pennsylvania) Inc.

The Company ceased business operations in 2000 and has had no business operations from that time to the present.

The Company is now considering business opportunities for merger or acquisition that might create value for its shareholders.  We have no day-to-day operations.  Our officers and directors devote limited time and attention to the affairs of the Company.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

7

The Company does not intend to restrict its consideration to any particular business or industry segment. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company may not be able to diversify and may be limited to one merger or acquisition. The lack of diversification would prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company does not anticipate acquiring or merging with any company for which audited financial statements cannot be obtained. Management, however, does anticipate that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a business combination. Management anticipates that our principal shareholder will continue to fund the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made by them as and when necessary.

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company has not generated revenues for the periods ending September 30, 2008 and 2007.

The Company had de minimis general and administrative expenses of $_________ during the nine months ended September 30, 2008 resulting in a net loss of $_____________.  During the same period in 2007, the Company experienced $______________ in general and administrative expenses, resulting in a net loss of $___________.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

The Company has no material commitments for the next twelve months. The Company has accumulated deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from our principal shareholder to pay our expenses.  The Company anticipates that it will continue to receive assistance from our principal shareholder to pay its expenses for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not materially affected by market risk.

8

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter (the “Evaluation Date”).

Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

a.	any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; or

c.
any material weaknesses in internal controls that have been or should be identified for the Company’s auditors and disclosed to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Ex-31.1     Section 302 Certification of Principal Executive Officer

Ex-31.2     Section 302 Certification of Principal Financial Officer

Ex-32        Section 906 Certification of Officers

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE TECHNOLOGIES (PENNSYLVANIA), INC.
(Registrant)

Date: November 19, 2008

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: November 19, 2008

By: /s/ James Altucher
President and Chairman

10